Form 10KSB40
period 1999-12-31
WORLDCAST INTERACTIVE INC
filed 2000-04-18
CIK 1101585

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           WORLDCAST INTERACTIVE, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           FLORIDA                                        000-28743                        65-0639498
   ----------------------------                       ----------------                     ----------
   (State or Other Jurisdiction                       (Commission File                   (IRS Employer
          of Incorporation)                                Number)                    Identification No.)

           20283 State Road 7, Suite 300, Boca Raton, Florida    33498
           -------------------------------------------------------------
           (Address of Principal Executive Offices)           (Zip Code)

                                 (561) 864-2316
                         ------------------------------
                           (Issuer's Telephone Number)

                    Securities registered under Section 12(b)
                                   of the Act:

    Title of Each Class Registered     Name of Each Exchange on Which Registered
    ----------------------------------------------------------------------------
                                      None

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                       -----------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues (net loss) for its most recent fiscal year. $(3,447,141)

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. N/A

Based on the closing price of the Class A Common Stock quoted on the OTC Bulletin Board as reported on December 31, 1999 ($.25), the aggregate market value of the 2,848,695 shares of the Common Stock held by the persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $712,173.75. Currently our securities are not trading on any market.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 1999: 9,481,195 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes   X        No
    -----         -----

                                Table of Contents


                                                                                                          Page
                                                                                                          ----
PART I

Item 1.       Description of Business............................................................            1

Item 2.       Description of Property............................................................            8

Item 3.       Legal Proceedings..................................................................            8

Item 4        Submission of Matters to a Vote of Security Holders................................            8

PART II

Item 5.       Market for Common Equity and
              Related Stockholder Matters........................................................            9

Item 6.       Management Discussion and Analysis of Financial
              Condition and Results of Operations ...............................................           11

Item 7.       Financial Statements...............................................................           14

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure.............................................           14

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act................................................................           14

Item 10.      Executive Compensation.............................................................           15

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management..............................................................           16

Item 12.      Certain Relationships and Related Transactions.....................................           17

Item 13.      Exhibits, Lists and Reports on Form 8-K............................................           17

                                     PART 1

ITEM 1.           Description of Business

         WorldCast Interactive, Inc. provides satellite television, interactive content and other information services. In this report, we refer to WorldCast Interactive, Inc. as "WorldCast," "we" or "us." We provide our services to the multiple-housing unit market, which includes apartment communities, condominium communities, college dormitories, hospitals, hotels, mobile home parks and private residential subdivisions. Our services include the installation of our signal distribution systems to deliver television and information services (including DIRECTV(TM) television services and high-speed Internet access) to subscribers. In November 1999, we amended our articles of incorporation to change our name from FutureTrak International, Inc. to our present name.

         Historically, our business focused upon provision of entertainment and information services, including weather and stock reports, to customers on yachts in the United States. This line of business has been detrimentally affected by problems associated with the quality of the receiver and antenna equipment supplied to us. We are currently evaluating our strategy with regard to this line of business.

         Our strategy is to deliver quality entertainment and information through various technologies, including satellite and terrestrial means of communication, to emerging niche markets. We expect to continue our focus on the multiple housing unit market while pursuing opportunities in other markets. From time to time we engage in merger, acquisition and related discussions with entities that provide technologies or services complementary to ours. Although we are presently engaged in these discussions, we are not a party to any signed agreement.

         We were organized as a Florida corporation in January 1996. In January 1999, we formed our wholly-owned subsidiary, FutureTrak, Inc., to provide, on a subscription basis, entertainment, information and communication services to residents of multiple housing units. We operate our marine business through STI Group, Inc., another wholly-owned subsidiary, formed in January 1999. We intend to conduct research and development activities through our third wholly-owned subsidiary, Maxwell Technologies.

The Multiple Housing Unit Market Business

         Under an agreement with Golden Sky Systems, Inc., WorldCast is authorized to market and provide the programming services of DIRECTV to multiple housing units for which it has obtained the right to install its signal distribution system. WorldCast, as a DIRECTV system Operator, receives a one-time $100.00 activation fee with a free IRD and a monthly residual of 19% of subscribers' programming from DIRECTV. IRD, which stands for Integrated Receiving Device, is the set-top-box that is generally installed on the tope of the television which allows the user to receive cable or satellite television channels. In addition, WorldCast charges a $10.00 monthly access fee to all tenant subscribers. DIRECTV is a leading provider of multi-channel direct broadcast satellite television services. Golden Sky is one of four master system operators DIRECTV has retained to sell its services to multiple housing units. The initial term of this agreement expires in July 2004.

         DIRECTV currently offers in excess of 220 channels of video and audio programming, including:

         o video and audio services available for purchase in tiers for a monthly subscription fee;

         o premium services available a la carte or in tiers for a monthly subscription fee;

         o sports programming (major professional league sports package, including the exclusive NFL Sunday Ticket, regional sports networks and seasonal college sports packages) available for a yearly, seasonal or monthly subscription fee; and

         o movies from major Hollywood studios and special events available for purchase on a pay-per-view basis.

         WorldCast proposes to deliver off-air or local television programing, broadcast programming to multiple housing unit subscribers either free-of-charge or for a nominal fee through DIRECTV.

         WorldCast is also an authorized reseller of financial and weather information services provided by Data Transmission Network Corporation, and proposes to provide an array of other programming and services to residents of multiple housing units across the United States. WorldCast believes that multiple housing units provide a highly concentrated base of consumers to whom communications companies can provide cost-effective access due to the large volume of consumers in a compact area.

         Industry analysts have reported that there are almost 20 million multiple housing units in the United States. WorldCast has identified the following regions of the United States as potential markets, based on population growth trends, expressed interest by multiple housing unit owners and other factors:

         o        the central region, including Missouri, Kansas and Colorado;

         o        the southeast region, including Georgia and Florida;

         o        the southwest region, including Texas, New Mexico and Arizona;
                  and

         o        the west region, including California, Washington.

         We intend to focus future marketing efforts on direct-marketing to the largest property management companies in the United States, including real estate investment trusts. We intend to enter into exclusive agreements with the owners of multiple housing units in the target regions listed above. Because these property owners or managers often own or manage several multiple housing unit properties, we believe that success at one multiple housing unit property may result in subscriber growth from other multiple housing units under common control.

         We selectively target multiple housing unit properties to provide television and high-speed Internet services using a model that evaluates:

         o        the location of the multiple housing unit;

         o        multiple housing unit property values;

         o        average annual income per resident;

         o        the median age of residents of the multiple housing unit; and

         o        the average monthly rent.

         Our model is designed to identify desirable properties and to exclude substandard properties from the target market because of increased risk of equipment loss (i.e., damage to or theft of set top boxes, cabling, or other equipment comprising our signal distribution system) and the likelihood of reduced return-on-investment.

The Marine Business and Market

         Commencing in 1996, we concentrated our business activities on the provision of satellite television and other communications services to the marine market based on the belief that this market had growth potential given the size of the boating market in the United States.

         We have been significantly hampered in our ability to service the marine market as a result of defects in the Space Scanner Receiver and Antenna we sell to customers. Because of these defects, we suspended marketing efforts to the marine market in April 1999. We intend not to resume marketing efforts regarding the Space Scanner Receiver and Antenna until we have reached satisfactory resolution of disputes with galaxis GmbH and its affiliates, the supplier of the Space Scanner Receiver and Antenna equipment, concerning the equipment and the parties' respective obligations.

PRODUCTS AND SERVICES

Signal Distribution Systems

         In connection with its multiple housing unit operations, WorldCast proposes to implement video distribution designs and system architectures, which will vary based upon the unique layout and service requirements of each multiple housing unit community. At this time, WorldCast has not installed any units. The type of equipment to be used and the method of signal distribution will be based upon many factors, including:

         o        the number of set-top boxes required per unit;

         o        the number of units in a building;

         o        the length and condition of the drop wires;

         o        the location of an external power supply;

         o        the location of a suitable dish mounting surface;

         o        the location and exposure of the building; and

         o        the demographics of the community.

         Generally, each signal distribution system will be comprised of:

         o a satellite dish and other antenna capable of receiving direct broadcast satellite programming and off-air television broadcast signals; and

         o wiring from the dish and antenna to each unit in the multiple housing unit, through which video programming and other information services can be delivered to subscribers. This wiring is potentially suitable for the provision of high-speed, interactive, Internet access.

         WorldCast offers a variety of higher speed Internet access technologies dependent upon factors such as subscriber sign-up rates and the physical location of subscribers within a property. As our subscriber rates for the property increase, the property can support wireless platforms including Lucent Technologies WaveLAN and local area technologies utilizing network wiring and protocols such as Ethernet and Asynchronous Transfer Mode.

         Preliminary estimates by WorldCast of the average cost of constructing each signal distribution system are between $400 and $750 per unit. This estimated cost could increase if a more sophisticated signal distribution system is needed in order to connect multiple housing unit subscribers with networks maintained outside the multiple housing unit by Internet service providers.

Marine Receiver Antenna Equipment

         WorldCast intends to offer marine customers a comprehensive satellite communications solution, including the components, antenna and software needed to receive and process audio and video programming.

         WorldCast is re-evaluating whether to continue to base its marine activities on the Space Scanner Receiver and Antenna equipment. Unless it receives satisfactory assurances that defects in this equipment will be rectified shortly, WorldCast may enter into marketing and distribution arrangements with the suppliers of other suitable antenna equipment.

         In 1998, WorldCast entered into an agreement with Data Transmission Network pursuant to which it has the right to offer DTN's real-time stock and other financial information, together with comprehensive weather services, to marine subscribers.

Revenues

         WorldCast anticipates earning revenues in two ways. The first is through ongoing revenue sharing and commission incentives received from DIRECTV and other suppliers of content or services to WorldCast. The second is through fees received from subscribers for the right to receive entertainment and information services through use of signal distribution systems installed by WorldCast in multiple housing units and antenna equipment installed on boats.

         WorldCast may agree to share some of the revenues it earns from the multiple housing unit market with the owners of multiple housing units in which it installs and maintains signal distribution systems.

Key Agreements

         WorldCast has entered to the following key agreements in connection with its marine business and its proposed multiple housing unit operations.

Multiple Housing Unit System Operator Agreement Between Golden Sky and WorldCast

         In an agreement dated July 9, 1999, Golden Sky, a master system operator to the multiple housing unit market for DIRECTV programming, granted to WorldCast the right to market and sell DIRECTV programming in multiple housing unit properties for which WorldCast has obtained a valid right of entry under this agreement. WorldCast has the right to construct and operate, at its cost, a signal distribution system in the owner's multiple housing unit. The technical specifications of each signal distribution system must comply with DIRECTV's specifications.

         For each multiple housing unit subscriber who purchases programming under this agreement, WorldCast will receive a percentage of net receipts received by DIRECTV and a prepaid commission. In addition, DIRECTV will subsidize IRD used by multiple housing unit subscribers, subject to DIRECTV's approval of the type of IRD provided. WorldCast cannot sell any DBS services other than DIRECTV services to multiple housing unit residents. The term of this agreement is five years, to be automatically renewed for five years unless either party elects to terminate. WorldCast has not yet commenced its performance under the agreement pending its receipt of necessary financial resources.

Master Distribution Agreement Among WorldCast and Galaxis

         In June 1997, galaxis and WorldCast entered into a master distribution agreement whereby galaxis granted WorldCast the exclusive right to sell, market and distribute Space Scanner Receiver and Antennas to the marine market in North America, the Bahamas and the Caribbean. The term of the agreement was for a initial period of one year, to be renewed automatically, subject to termination by either party upon at least 60 days' notice before the expiration date. In addition, WorldCast has the right to terminate the agreement at any time by three months' written notice to galaxis. Galaxis must make, Receiver and Antennas available to WorldCast for a price equal to the lowest price charged to any other customer. All customers to whom WorldCast sells the Space Scanner Receiver and Antennas are given a free replacement warranty from WorldCast, backed by galaxis for 12 months. In addition, the agreement provides that galaxis shall indemnify WorldCast against any product liability actions involving products manufactured by or on behalf of galaxis.

         WorldCast and galaxis are currently in negotiations concerning how to resolve difficulties with the quality and supply of Space Scanner Receiver and Antenna equipment. It is possible that these discussions will result in the termination of the master distribution agreement and/or litigation.

Sales Representative Agreement Between WorldCast and Gulfstream

         In an agreement dated February 8, 1999, WorldCast appointed Gulfstream its exclusive sales agent for all products sold by WorldCast to the marine industry, including Space Scanner Receiver and Antenna equipment. The term of the agreement expires one year from the date of its execution, renewable by agreement for additional terms of one year each. Under this agreement, Gulfstream is entitled to a commission of 10% of the net sales price of all WorldCast products sold to marine industry customers in North America. WorldCast is obligated to indemnify Gulfstream against claims or loss it incurs in connection with the manufacture, sale or operation of WorldCast products.

         Because of difficulties with the supply and quality of Space Scanner Receiver and Antenna technology, Gulfstream ceased to perform activities with respect to the sale of WorldCast products in April 1999. There can be no assurance that these difficulties will be resolved or that WorldCast will resume selling products to the marine market at all.

Asset Purchase

         On January 5, 1999, WorldCast and Satellite Technology, Inc., entered into an asset purchase agreement whereby WorldCast purchased certain assets used in connection with distribution of the Space Scanner Receiver and Antenna. The purchase price paid by WorldCast consisted of (i) 200,000 shares of common stock and (ii) a $160,347 promissory note, described below.

Terminated Merger with Celerity Systems, Inc.

         On December 7, 1999, WorldCast, Celerity Systems, Inc. and FutureTrak Merger Corp. terminated a merger agreement dated August 10, 1999. The merger was terminated primarily because efforts to obtain necessary funding for the planned activities of the parties had not proven successful.

Loans

         On March 1, 1999, First Capital Services restructured a loan previously made to WorldCast for $395,000 in the form of an unsecured negotiable promissory note. The note's effective date is January 1, 1998, bears an interest rate of 1.00% per month simple interest, and is payable in monthly installments of $10,401.86, which payments commenced February 1, 1999 and continue until January 1, 2003, at which time all unpaid principal and all accrued and unpaid interest becomes due.

         On January 5, 1999, WorldCast issued a $160,347 promissory note to Satellite Technology, Inc. as a part of the purchase price of an asset purchase of that company by WorldCast of the same date. The note bears an interest rate of the prime rate plus two percent per annum and is payable in equal monthly installments of $20,046.75, and is due January 5, 2000.

COMPETITION

The Multiple Housing Unit Business

         WorldCast competes in the multiple housing unit market with a broad range of communications and entertainment service providers, including cable operators, other satellite service providers, wireless cable operators, telephone companies, television networks and home video product companies. Many of WorldCast's competitors will have greater financial and marketing resources than WorldCast. WorldCast believes that quality and variety of programming, signal quality and service and cost will be the key points of competition. No units have been installed by WorldCast at this date.

         WorldCast believes it will obtain a competitive advantage over other entertainment and information service providers seeking to service the multiple housing unit market if it succeeds in entering into exclusive agreements with the owners of a significant number of multiple housing units in the various regions in which it is focusing its marketing efforts. Except as otherwise required by law, these agreements will result in WorldCast's becoming the sole provider of entertainment and information services to residents of those multiple housing units.

Cable Television Providers

         Many cable television providers are in the process of upgrading their systems, and other cable operators have announced their intentions to make significant upgrades. Many proposed upgrades, such as conversion to digital format, fiber optic cabling, advanced compression technology and other technological improvements, when fully completed, will permit cable companies to deliver a better quality signal and to increase channel capacity, which will increase programming alternatives.

         WorldCast believes that these upgrades will increase the level of competition posed by cable systems that desire to continue servicing the multiple housing unit market, but will require substantial investments of capital and time. In the meantime, WorldCast believes it will be able to provide a competitive entertainment and information service allowing choice of programming and other services, and competitive signal quality.

Other Digital Broadcast Services

         In the satellite TV business EchoStar is a competitor of DIRECTV in the United States. EchoStar has developed its own network of multiple housing unit distributors for its product. WorldCast expects to compete with distributors of both DIRECTV and EchoStar for the right to supply satellite television and other services exclusively to multiple housing unit subscribers. WorldCast believes that DIRECTV's brand name and its significantly larger distribution networks will assist WorldCast in competing with EchoStar distributors.

         Larger satellite dish manufacturers, known as C-band/TV providers, serve subscribers who live in markets not served by cable television. C-band equipment, including the six-to eight-foot dish necessary to receive the low power signal, currently costs approximately $2,000 and is distributed by local satellite dealers. WorldCast believes that direct broadcast services have significant advantages over lower power C-band service in equipment cost, dish size and range of programming packages.

The Marine Business

         The market for satellite tracking systems and antennas is dominated by companies including Datron, KVH, and SeaTel. If WorldCast continues to service the marine satellite markets it will attempt to obtain a competitive advantage by utilizing currently available technology which it believes more fully addresses customers demands than addressed by its competitors.

Employees

         WorldCast currently has 5 full-time employees.

Insurance

         WorldCast carries general liability insurance and director's and officer's other insurance it believes necessary for its business operations.

Trademarks

         WorldCast owns the registered trademark "FutureTrak". It has registered the domain name "FutureTrak.com" and "1WorldCast.com."

Item 2.           Description of Property

Properties

         Until February 15, 2000, WorldCast leased 2,300 square feet of office space at 3835 Park Central Boulevard North in Pompano Beach, Florida. In February, WorldCast leased an executive suite located at 20283 State Road 7, Suite 300, Boca Raton, Florida 33498.

Item 3.           Legal Proceedings

         WorldCast and certain of its officers are named defendants in an action brought by Charter Memories, Inc. on May 4, 1999 in the United States District Court, Central District of California, for damages totaling approximately $96,000, for alleged misrepresentation concerning the qualities and characteristics of Space Scanner Receiver and Antenna equipment purchased by Charter Memories. WorldCast is presently conducting discussions regarding settlement of this case.

         The Company has sold certain products in 1998 and 1999 which are covered by the Company's one year warranty policy. As a result of certain technical problems with the product, customers have submitted claims of approximately $447,000. This liability has been fully accrued in the accompanying financial statements although the Company continues to pursue counter-claims against the product designer.

         WorldCast and galaxis have engaged in settlement discussions and management believes that a resolution fo this matter on reasonable terms is likely.

Item 4.           Submission of Matters to a Vote of Securityholders

         None.

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

         There are outstanding warrants to purchase 100,000 shares of our common stock at a purchase price of $0.50 per share, exercisable between December 15, 1999 and December 15, 2001.

         Currently, our securities are not traded in any market. We were delisted from the Over-the-Counter Bulletin Board in December 1999. There were approximately 450 holders of our common stock as of March 31, 2000. Our quarterly range use of high and low bid prices on our common stock is as follows:


                                          1998                            1999                         2000
                                    High         Low               High           Low            High         Low
-------------------------------------------------------------------------------------------------------------------
         1st Quarter                12.00         4.50              1.52          1.00           .75          .25

         2nd Quarter                 8.5          4.00              1.75          1.25

         3rd Quarter                 4.95         3.89              1.63          0.29

         4th Quarter                 2.10         1.43              0.69          0.22

         WorldCast's common stock began trading publicly in the fourth quarter of 1997. All information in this chart has been restated to give effect retroactively to WorldCast's reverse stock split at the rate of 1:4 in April. Under its certificate of incorporation, WorldCast is authorized to issue up to 100,000,000 shares of common stock, par value $.001 per share, of which 9,421,207 shares were outstanding as of December 31, 1999. WorldCast is also authorized to issue up to 5,000,000 shares of preferred stock, par value $.001 per share, none of which shares were issued and outstanding as of December 31, 1999. There are also 100,000 warrants to purchase shares of common stock exercisable at $.50 per share outstanding as of December 31, 1999.

         As of December 31, 1999, there were approximately 6,532,001 shares eligible for resale under Rule 144 of the Securities Act.

Recent Sales of Unregistered Securities

         In September 1997, WorldCast consummated the sale of 1,000,000 shares of common stock to 88 individuals for a purchase price of $1.00 per share, receiving approximately net proceeds of $850,000. This offering was made without registration under the Securities Act to accredited or otherwise qualified investors pursuant to the exemption from registration afforded by Section 4(2) and Rule 504 of Regulation D promulgated under the Securities Act. The cost associated with the transaction of approximately $100,000 were commissions. The dates of sale were during August and September.

         In October 1997, WorldCast issued 63,750 shares of common stock to the following individuals or entities in exchange for consulting services rendered to it: Bernard Little (7,500 shares); Global Consulting Group, Inc. (50,000 shares); Andover Consulting , Inc. (5,000 shares); and Barbara Sullivan (1,250 shares). Services rendered were valued at $1.00 per share. Inasmuch as each of these individuals or entities had access to information about WorldCast and were either accredited or otherwise sophisticated investors, these issuances qualified for exemption from registration under the exemption set forth in
Section 4(2) of the Securities Act.

         In January 1999, WorldCast consummated the sale of 3,542,101 shares of its common stock for an average purchase price of $.25 per share, receiving approximate net proceeds of $876,000. Sales were made to 20 investors. This offering was made without registration under the Securities Act to accredited or otherwise qualified investors pursuant to the exemption from registration afforded by Section 3(b) and Rule 504 of Regulation D promulgated under the Securities Act.

         On February 2, 1999, WorldCast issued 50,000 shares of common stock to Satellite Technologies as consideration for the purchase of Satellite's assets. This company had access to relevant information concerning WorldCast; therefore, this transaction was exempt from registration pursuant to the exemption set forth in Section 4(2) of the Securities Act. The transaction was valued at $4.80 per share.

         On February 23, 1999, WorldCast issued 19,420 shares of common stock to Shreyas Gandhi, an employee, in consideration of services rendered by Mr. Gandhi. Inasmuch as Mr. Gandhi, as an employee, had a pre-existing relationship with WorldCast and access to relevant information concerning WorldCast; this transaction was exempt from registration pursuant to the exemption set forth in
Section 4(2) fo the Securities Act. The issuance was valued at $2.88 per share.

         On March 17, 1999, WorldCast issued the following shares of common stock to the following executive officers pursuant to their respective employment contracts: 1,641,750 shares to Steven Remondini; 937,500 shares to Ahmad Moradi; 2,135,000 shares to William Tessaro; and 937,500 shares to Robert Kelner. Inasmuch as each of these individuals are accredited investors within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, these transactions were exempt from registration under Section 4(2) fo the Securities Act. Shares issued in this transaction were valued at $.32 per share.

         On March 19, 1999, WorldCast issued 6,250 shares to John Muczko, a consultant, in consideration of consulting services rendered. Inasmuch as Mr. Muczko had a pre-existing relationship with WorldCast and access to relevant information concerning WorldCast; this transaction was exempt from registration pursuant to the exemption set forth in Section 4(2) of the Securities Act. The issuance was valued at $4.00 per share.

         On March 30, 1999, WorldCast issued 10,000 shares of common stock to each of Steven Chu and Jerry Alexander in consideration of financial consulting services rendered. Inasmuch as each of Mr. Alexander and Mr. Chu had a pre-existing relationship with WorldCast and access to relevant information concerning WorldCast; this transaction was exempt from registration pursuant to the exemption set forth in Section 4(2) of the Securities Act. The issuance was valued at $3.52 per share.

         On November 22, 1999, WorldCast issued 60,000 shares of common stock to Ryan Capital Management Corp. in consideration of $15,000. Inasmuch as Ryan Capital management Corp. is an accredited investor within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and had access to relevant information concerning WorldCast; this transaction was exempt from registration pursuant to the exemption set forth in Section 4(2) of the Securities Act. The issuance was valued at $.25 per share.

         In March 1999, Dr. Moradi acquired restricted shares valued at $300,000, Mr. Kelner acquired restricted shares valued at $300,000, Mr. Remondini acquired restricted shares valued at $525,360. In April 1999, Mr. Tessaro acquired restricted shares valued at $683,200. In each case, the purchase price for the shares acquired was paid with the proceeds of a loan to the purchasers from WorldCast, bearing interest at the prime rate of New York, adjusted quarterly, plus two (2%) percent per annum. This interest accrues from March 22, 1999 until September 1, 2001. Commencing September 1, 2001, accrued and current interest payable under the promissory note relating to each loan will be paid by each executive officer on a monthly basis through August 20, 2003. Payments of all unpaid accrued interest and principal are due August 30, 2003. If a borrower defaults on the loan, WorldCast may accept cancellation of the borrower's employment agreement as satisfaction of the loan. In addition, if an employment agreement between

WorldCast and any of the borrowers is terminated by notice by WorldCast, by reason of breach by WorldCast or if WorldCast ceases to conduct business, the loan from WorldCast may, at the borrower's option, be forgiven.

         We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Amounts presented herein have generally been rounded in the nearest thousand dollars and the related dollar and percentage fluctuations are calculated on such rounding.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements which are forwarded-looking and the accuracy of which are based upon certain uncertainties in the Company's future operations and results. For a discussion of important factors that could cause the actual results to differ materially from those contained in such forward-looking statements, see "Forward-Looking Statements" below.

General

         The company derives its revenue primarily from sales, installation and service of its galaxis-developed satellite positioner technology known as the Space Scanner. In 1999, the Company attempted to add additional sources of revenue through sales, installation and services using certain equipment and content such as DIRECTV, real time stock quotes and real time weather information provided by Digital Transmission Network (DTN) to residential apartments, gated properties, condominiums, and newly developed housing projects, all included in the Multi Housing Unit (MHU) market. In 1999, the Company's primary source of income has been through the sale of its Space Scanner equipment. As described below the Company experienced significant performance problems with its Space Scanner product and capital formation problems for its new line of business resulting in net losses which amounted to $447,000, the closing of its new line of business and severe reduction in the operations of the Company's Space Scanner business.

         During the second and third quarters of 1999, the Company received significant customer complaints regarding Space Scanners malfunctions. Consequentially, the Company had to stop accepting new orders and to re-allocate resources to managing these customer complaints, replacing Space Scanners, arranging for the return of product, and handling refund requests. Certain customer complaints resulted in lawsuits that in aggregate total approximately $125,000. The Company and galaxis have since signed a non-binding memorandum of understanding, which should ultimately result in a mutually acceptable settlement agreement. At this stage, however, the product viability remains uncertain, there is no assurance that galaxis and the Company would conclude a favorable settlement agreement.

                  Additionally, the Company could not complete the started multi housing unit installations due to the lack of required capital. In the third quarter investors' interest in funding the Company's MHU efforts diminished when a significant industry member, SkyView, filed for bankruptcy. Thus on September 13,1999; the Company rescinded its offer to acquire Golden Sky Systems, a DIRECTV, Master System Operator and shortly thereafter, the Company suspended operations of FutureTrak, Inc; the MHU business segment.

         Lack of Revenue

         From the second quarter of 1999, with the suspension of any significant sales the Company found itself with limited financial resources and limited near-term revenue enhancement opportunities. While revenues decreased, the Company incurred increasing costs for Space Scanner support; claims and maintenance thus further impacting the Company's financial position.

         Results of Operations

Comparison of the Year Ended December 31, 1999 to the Year Ended December
31,1998

         Sales. Total sales for 1999 were approximately $132,000 as compared with 1998 total sales, which were approximately $442,000. In January, in order to improve sales the Company hired the President of Satellite Technologies, Inc. and acquired certain assets of his company. The Company engaged Gulfstream Marine Products, a marine electronics specialty sales force to promote the Space Scanner to the National Marine Manufacturers Association (NMMA) and their 1,600-dealer network. These sales and marketing initiatives resulted in the Company receiving orders, which could have equaled or exceeded 1998 sales. However, the Company was not able to receive sufficient quantities of working Space Scanners, which met the agreed-to quality levels from galaxis GmbH. Galaxis was in the process of modifying the product to remedy its malfunctions when it instructed its licensed manufacturer, Lockheed-Martin, to cease production, thus effectively stranding the Company with customers' orders it could not fulfill. The Company's entry into the Multi Housing Unit market was curtailed in the third quarter when SkyView, the largest of the four Master System Operators for DIRECTV filed Chapter Eleven; thus, significantly diminishing investors' interest in funding a similar business model in the same industry segment.

         In fiscal 2000, the Company expects overall sales growth from providing convergence integration solutions to small to medium sized businesses in the South Florida market. To accomplish this, the Company intends to become a Cisco Channel Partner and to refocus its sales efforts in providing communication and data network solutions using Cisco and other appropriate technology. Where appropriate, the Company will be designing, installing and maintaining local area networks (LAN), voice/telephony switches, active and passive data network components and software to provide integrated, multi-service communications over a business's existing data network system.

         Cost of Goods Sold. Cost of goods sold increased approximately $204,858 from $463,000 in fiscal year 1998 to $667,858 in fiscal year 1999. The significant changes in the dollar amount of the cost of goods sold are related to the ceasing of Space Scanner deliveries and sales, resulting in the write down of related inventory. These write downs totaled approximately $145,275 plus the $240,000 value for the assets acquired from Satellites Technologies Inc.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1999 increased approximately $1,400,000, or 77.8% to $3.2 million from $1.8 million in 1998. Executive compensation per the employment contracts were accrued in 1999 as in 1998. The total accrual in 1999 was approximately $814,000 as compared to $261,000 in 1998. The Executives agreed to convert all accrued payroll to equity in 2000 to reduce the Company's liabilities. During the third quarter, the Company closed the Multi Housing Unit operations of FutureTrak, Inc. a wholly owned subsidiary, and terminated relevant employees. In response to uncertainties in the Space Scanner business segment, the Company, during the fourth quarter, terminated STI Group's relevant employees and prepared to relocate to more cost effective facilities for the remaining executives. As a result of the Company's continued downsizing efforts, the Company's selling, general and administrative costs are expected to decrease in 2000.

Liquidity and Capital Resources

         Net cash used in operating activities for the year ended 1999 amounted to ($1,501,554) which primarily resulted from the Company's net loss from operations of $3,894,141 (adjusted for non-cash charges (credits) totaling $1,248,748). Net cash provided by financing activities for the same period was $1,522,666 which primarily resulted from the receipt of net proceeds during the first quarter of 1999 from the Company's 504D and bridge financing executed during the third quarter of 1998.

         The Company, during the fourth quarter, entered into an equity line investment agreement with Eurofund Derivative Limited (Investor), Under the agreement, the Company can receive up to an aggregate amount of $4,000,000 if the investor exercises the full amount of a Class A warrant issued to the Investor by the Company. The Class A warrant, which expires on November 4, 2001, entitles the investor to purchase from the Company at the exercise price a certain number of shares based upon an amount set by the Company from time to time over the life of the warrant. The Company can receive up to $500,000 each 90-day period over the life of the equity line investment agreement.

         The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. The Company believes that the financing provided by the equity line investment agreement, together with the net cash to be provided by operations, if any, and other possible sources of future financings, should be sufficient to meet its presently anticipated cash needs for at least the next 12 months. However, there can be no assurances that the Company will achieve profitability in the next 12 months or that Eurofund will be able to exercise warrants; therefore the Company may need to raise additional capital in the future.

Forward Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operation contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: changes in the Company's sales, costs, expenses and other financial information; changes or adjustments in the Company's downsizing plan, including without limitation the reduction of the Company's workforce and the potential growth opportunities through sale, installation and service of other third party products; the Company's ability to secure additional line of credits and other sources of financing, as well as other sources, if necessary for the Company to do so; and the sufficiency of the Company's cash provided by some of its stockholders to move ahead the Company toward realization of revenue provided by operation, investing and financing activities for the Company's future liquidity and capital resource needs.

         The Company cautions that these statements are further qualified by important factors that could cause actual to differ materially from those contained in the forward-looking statements, including without limitation the following; general economic conditions; specific economic conditions relating to convergence technologies, the demand for Company's products and services; the size and timing of the future sales and new contracts; specific features requests by customers; production delays or manufacturing inefficiencies; management decisions to commence or discontinue service or product lines; the Company's ability to introduce or sell new products on a cost-effective and timely basis; the amount of timing of research and development expenditures when and where applicable; the maintenance of present and the availability of future strategic alliances and joint marketing or service agreements; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; the adaptation of technologies by the customers; changes in the proportion of the revenue attributable to new and existing products and services and maintenance and support services; changes in the level of operating expenses; and the present and future level of competition in the industry. As a result of these and other important factors, the results actually achieved may differ materially from expected results included in these statements.

Item 7.           Financial Statements

         The financial statements required by this report are included, commencing on page F-1.

Item 8.           Changes in and Disagreements with Accountants

         In January 1999, the Board of Directors appointed Grant Thornton as the accounts of WorldCast replacing Clancy & Co., PLLC. The Board recommended the change in order to engage an accounting firm with a national presence. There were no disagreements with Clancy & Co. required to be reported under Item 304 of Regulation S-B of the Securities Act of 1933.

Item 9.           Management

                  Our executive officers and directors are as follows:

                  Name                      Position
                  ----                      --------
                  Ahmad Moradi              Chief Executive Officer and Director
                  Steven Remondini          President and Chairman of the Board
                  Robert S. Kelner          Chief Operating Officer and Director
                  William E. Tessaro        Chief Technical Officer and Director

         Ahmad Moradi, 44 years old, has been chief executive officer and a director since August 1998. Since 1992, he also served as President of g4, Inc., an information systems and business strategy consulting firm. Dr. Moradi presently serves as a director and a consultant to technology-based public company, including Netgate Inc., Maxwell-Rand Holdings, Inc. and Summus Technology Ltd. From 1994 to 1996, he provided consulting services to numerous public companies, including CompuMed, Westmark Mortgage Group Holding, Churchill Technologies, Inc. and Cyber-care Inc. (formerly known as Heart Labs of America, Inc.). Dr. Moradi obtained a B.S. and M.A. in the fields of Mathematics, Engineering and International Business from Florida Atlantic University. He received a Ph.D. in Management Information Systems (MIS) from LaSalle University. Dr. Moradi devotes approximately 70% of his professional efforts on WorldCast matters.

         Steven Remondini, 44 years old, served as president and chairman of the board from May 1996 to January 1, 2000. In October 1995, Mr. Remondini co-founded and was associated with the Satellite Source, a satellite information technology services provider. From May 1995 to October 1995, Mr. Remondini served as an independent consultant, providing consulting services on several national communication networking projects. From May 1995 to August 1993, Mr. Remondini served as director of Technical Services for Citrix Systems, a software company. Mr. Remondini holds a B.S. in Computer Science and Telecommunications, with a minor in Business Administration, from Gonzaga University.

         Robert Kelner, 45 years old, has served as Chief Operating Officer and a director since August 1998. He also serves as interim President since January 1, 2000 and interim Chief Financial Officer. From October 1997 to August 1998, Mr. Kelner served as vice president of Strategic Alliances for Summus Technologies, a government contractor specializing in static image and video wavelet compression technologies. From 1995 to 1997, Mr. Kelner worked in the marketing and sales department at Vincam, a professional employer organization, and in the project management department at the World Trade Center. From 1979 to 1995, Mr. Kelner served as President of GKI, an importer and marketer of consumer products to retail outlets. Mr. Kelner received a B.S. in Business Administration, with a major in Accounting, from the University of Florida.

         William Tessaro, 37 years old, has served as chief technical officer and a director of FutureTrak since April 1998. From August 1993 to April 1998, he served as a senior engineer and project and area manager for Citrix Systems, Inc., a systems software company. From September 1985 to August 1993, he served as an Advanced Engineering Systems Engineer and development manager for Electronic Data Systems, a General Motors subsidiary specializing in consulting, systems development and integration. From May 1984 to September 1985 he served as an engineer for General Electric Co. In 1984, he received a dual B.S. in Mechanical Engineering and Engineering and Public Policy from Carnegie Mellon University.

Indemnification of Directors and Officers

         The Florida Business Corporation Act permits the indemnification of directors, employees, officers and agents of Florida corporations. Article X of WorldCast's certificate of incorporation provides as follows:

         We may indemnify any director, officer, agent, employee or agent of the Company to the fullest extent permitted by Florida law.

         In addition, Article (IV) of WorldCast's by-laws provides as follows:

                  Any person, his heirs, or personal representative, made or threatened to be made a party to any threatened, pending, or completed action or proceeding, whether civil, criminal, administrative, or investigative, because he, his testator, or intestate is or was a director, officer, employee, or agent of this corporation or serves or served any other corporation or other enterprise in any capacity at the request of this corporation, shall be indemnified by this corporation, and this corporation may advance his related expenses to the full extent permitted by law. In discharging his duty, any director, officer, employee, or agent, when acting in good faith, may rely upon information, opinions, reports or statements, including financial statements and other financial data, in each case prepared or presented by (1) one or more officers or employees of the corporation whom the director, officer, employee or agent reasonably believes to be reliable and competent in the matters presented, (2) counsel, public accountants or other persons as to matters that the director, officer, employee or agent believes to be within that person's professional or expert competence, or (3) in the case of a director, a committee of the board of directors upon which he does not serve, duly designated according to law, as to matters within its designated authority, if the director reasonably believes that the committee is competent. The foregoing right of indemnification or reimbursement shall not be exclusive of other rights to which the person, his heirs or personal representatives may be entitled. The corporation may, upon the affirmative vote of a majority of its board of directors, purchase insurance for the purpose of indemnifying these persons. The insurance may be for the benefit of all directors, officers or employees.

Item 10.  Executive Compensation

         The following table show, for the past three fiscal years, the total cash and other compensation paid by WorldCast to its Chief Executive Officer and each other executive officer whose annual compensation exceeded $100,000. For 1998, each of our executive officers voluntarily accrued his salary until our financial position permits payment to be made.

                           SUMMARY COMPENSATION TABLE

          Name and Principal Position                   Annual Compensation
          ---------------------------                   -------------------
                                                     Year               Salary
                                                     ----               ------
  Steven Remondini                                   1999              $ 47,210
  President                                          1998              $ 65,606

                                                     Year               Salary
                                                     ----               ------

  Dr. Ahmad Moradi                                   1997              $ 52,600
  Chief Executive Officer                            1999              $ 45,533
                                                     1998              $ 26,250
                                                     1997              $      0

  Robert Kelner                                      1999              $ 45,516
  Chief Operating Officer                            1998              $ 30,000
                                                     1997              $      0

  William Tessaro                                    1999              $ 46,516
  Chief Technical Officer                            1998              $ 43,465
                                                     1997              $      0



Employment Agreements

         WorldCast has entered into employment agreements with each of Mr. Remondini, Dr. Moradi, Mr. Kelner and Mr. Tessaro, each of which expire September 1, 2003. Under these employment agreements, each officer receives an annual base salary of $250,000. In connection with his employment, each of Dr. Moradi, and Messrs. Remondini, Kelner and Tessaro are entitled to receive an annual incentive bonus equal to no less than 1.5% of the net profits of WorldCast. None of Dr. Moradi and Messrs. Remondini, Kelner and Tessaro received bonuses in 1998. Each employment agreement is terminable by WorldCast for cause upon the occurrence of certain events, or upon physical or mental disability or incapacity. In addition, WorldCast may terminate each employment agreement without cause upon 30 days' written notice.

         Pursuant to their respective employment agreements, each of Dr. Moradi and Messrs. Remondini, Kelner and Tessaro, in the event of a change of control of WorldCast, are entitled to resign and receive a lump sum cash payment from WorldCast in an amount equal to (i) the greater of (a) three year's salary or
(b) the base salary due employee for the remainder of the term and (ii) an amount equal to or multiple of two times the largest total of bonuses previously paid in any one year to the employee.

         On January 1, 2000, Mr Remondini was terminated without cause by the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding common stock beneficially owned on March 31, 2000 for each person or group known to be the beneficial owner of 5% or more of outstanding common stock, each of our executive officers and directors and all executive officers and directors as a group. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At March 31, 2000, there were 9,481,195 shares of common stock outstanding. The address for each of the persons below is c/o WorldCast Interactive, Inc., 20283 State Road 7, Suite 300, Boca Raton, Florida 33498.

           Name                                                Number of Shares
           ----                                                ----------------

           Ahmad Moradi                                             937,500

           Steven Remondini                                       1,689,252

           Robert S. Kelner                                         937,500

           William E. Tessaro                                     2,567,500

           All Officers and Directors as a Group                  6,632,500
           (4 persons)

Item 12. Certain Relationships And Related Transactions

         In 1996 and 1997, Steven Remondini loaned WorldCast amounts totaling $77,358 and $76,443 at December 31, 1997 and December 31, 1996, respectively. Each loan has a zero interest rate and no due date. The amounts were paid in full in 1998.

         In March 1999, Dr. Moradi acquired restricted shares valued at $300,000, Mr. Kelner acquired restricted shares valued at $300,000, Mr. Remondini acquired restricted shares valued at $525,360. In April 1999, Mr. Tessaro acquired restricted shares valued at $683,200. In each case, the purchase price for the shares, which were valued at $.32 per share, was paid with the proceeds of a loan to the purchasers from WorldCast, bearing interest at the prime rate of New York, adjusted quarterly, plus two (2%) percent per annum. This interest accrues from March 22, 1999 until September 1, 2001. Commencing September 1, 2001, accrued and current interest payable under the promissory note relating to each loan will be paid on a monthly basis through August 20, 2003. Payments of all unpaid accrued interest and principal are due August 30, 2003. If a borrower defaults on the loan, WorldCast may accept cancellation of the borrower's employment agreement as satisfaction of the loan. In addition, if an employment agreement between WorldCast and any of the borrowers is terminated by notice by WorldCast, by reason of breach by WorldCast or if WorldCast ceases to conduct business, the loan from WorldCast may, at the borrower's option, be forgiven.

         At December 31, 1999, the balance owed, inclusive of accrued interest, by Messrs. Moradi, Remondini, Kelner and Tessaro equals $1,939,269.

         In connection with a Termination Agreement effective as of January 1, 2000, Mr. Remondini has agreed to sell all except 500,000 shares of common stock owned by him to satisfy his loan obligation to the company provided further, however, that he may retain 20% of the proceeds for personal tax obligations.

         During 1998, Mr. Tessaro loaned WorldCast an aggregate of $171,204, evidenced by a promissory note from WorldCast in Mr. Tessaro's favor. The note bears interest at the Prime Rate of New York, adjusted quarterly, plus two (2%) percent per annum. The loan is payable interest only and balloons on August 1, 2000. Mr. Tessaro has verbally agreed to convert the outstanding amount of the loan into shares of WorldCast common stock. As of this date, however, the agreement has not been finalized.

13.               Exhibits


EXHIBIT           DESCRIPTION OF DOCUMENT
-------           -----------------------
 2.1             Agreement and Plan of Merger among Celerity Systems, Inc., FutureTrak Merger Corp. and
                 WorldCast Interactive, Inc.
 3.1(a)          Articles of Incorporation of FutureVision, Incorporated dated January 24, 1996.

 3.1(b)          By-laws of FutureVision
 3.1(c)          Articles of Amendment of WorldCast Interactive, Inc. filed August 1, 1997.
 3.1(d)          Articles of Amendment of WorldCast Interactive, Inc. filed August 14, 1997.
 3.1(e)          Articles of Amendment of WorldCast Interactive, Inc. effective May 13, 1999.
 3.1(f)          Articles of Amendment of WorldCast Interactive, Inc. dated May 5, 1999.
 3.1(g)          Articles of Amendment of WorldCast Interactive, Inc. dated May 13, 1999.
 3.1(h)          Articles of Amendment of WorldCast Interactive, Inc. dated October 19, 1999.
 3.1(i)          Articles of Amendment of WorldCast Interactive, Inc. dated November 10, 1999.
 4.1             Warrant Agreement between WorldCast Interactive, Inc. and M Holdings, Inc.
10.1             Employment Agreement between WorldCast Interactive, Inc. and Ahmad Moradi
10.2             Employment Agreement between WorldCast Interactive, Inc. and Steven Remondini
10.3             Employment Agreement between WorldCast Interactive, Inc. and Robert Kelner
10.4             Employment Agreement between WorldCast Interactive, Inc. and William Tessaro
10.5             Lease Agreement between Copans Road Associates and Futurevision Incorporated
10.6             $395,000 Negotiable Promissory Note dated March 1, 1999 payable by FutureTrak International,
                 Inc. to the order of First Capital Services, Inc.
10.7             $160,347 Promissory Note dated January 5, 1999 payable by FutureTrak International, Inc. to the order of Satellite Technology, Inc.
10.8             Promissory Note payable to William E. Tessaro by WorldCast Interactive, Inc.
10.9             Promissory Note payable to WorldCast Interactive, Inc. by Robert S. Kelner
10.10            Promissory Note payable to WorldCast Interactive, Inc. by Ahmad Moradi
10.11            Promissory Note payable to WorldCast Interactive, Inc. by William Tessaro
10.12            Promissory Note payable to WorldCast Interactive, Inc. by Steve Remondini
10.13            System Operator Agreement between Golden Sky and WorldCast Interactive, Inc.
10.14            Sales Representative Agreement by and between WorldCast Interactive, Inc. and Gulfstream Marine
                 Products, Inc.
10.15            Agreement for Purchase and Sale of Assets by and among WorldCast Interactive, Inc. and
                 Satellite Technology, Inc. dated as of January 5, 1999.
10.16            WorldCast Interactive, Inc. 1998 Stock Option Plan
23.              Subsidiaries
27.              Financial Data Schedule *

*   All exhibits, except the Financial Data Schedule, have been previously filed

         We have not filed any reports on Form 8-K during the last period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: April 17, 2000

                                              WORLDCAST INTERACTIVE, INC.

                                              By:     /s/ AHMAD MORADI
                                                 ---------------------
                                                       Ahmad Moradi,
                                                       Chief Executive Officer

                       FINANCIAL STATEMENTS AND
                    REPORT OF INDEPENDENT CERTIFIED
                          PUBLIC ACCOUNTANTS

                      WORLDCAST INTERACTIVE, INC.

                      December 31, 1999 and 1998

                                 C O N T E N T S



                                                                                                            Page
                                                                                                            ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                            F-1

FINANCIAL STATEMENTS

     BALANCE SHEETS                                                                                           F-2

     STATEMENTS OF OPERATIONS                                                                                 F-3

     STATEMENT OF SHAREHOLDERS' DEFICIT                                                                       F-4

     STATEMENTS OF CASH FLOWS                                                                               F-5 - 6

     NOTES TO FINANCIAL STATEMENTS                                                                         F-7 - 16

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
WorldCast Interactive, Inc.

We have audited the accompanying balance sheet of WorldCast Interactive, Inc. and Subsidiaries (the "Company"), as of December 31, 1999 and 1998, and the related statements of operations, shareholders' deficit and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldCast Interactive, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,894,141 for the year ended December 31, 1999, and as of this date, the company's liabilities exceed its assets by $4,074,104. These factors raise substantial doubt about the Company' ability to continue as a going concern. Managements' plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome from this uncertainty.

Weston, Florida
April 7, 2000

                           WorldCast Interactive, Inc.

                                 BALANCE SHEETS

                                  December 31,

                                     ASSETS


                                                                                   1999                1998
                                                                             ----------------    ---------------
Current assets
     Cash                                                                    $          1,017    $        25,574
     Trade accounts receivable, net of allowance for
       doubtful accounts of $-0- and $19,162 in
       1999 and 1998, respectively                                                      2,255             26,827
     Inventory                                                                             -              61,466
     Prepaid expenses and other current assets                                             -               6,423
                                                                             ----------------    ---------------
                  Total current assets                                                  3,272            179,042

     Property and equipment, net                                                       51,931             77,163
     Other assets                                                                          -               2,492
     Notes receivable                                                                      -                 645
                                                                             ----------------    ---------------

                  Total assets                                               $         55,203    $       209,590
                                                                             ================    ===============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                                        $        665,877    $       295,865
     Accrued payroll                                                                1,190,503            261,132
     Accrued payroll taxes                                                            138,057                 -
     Warranty liability                                                               447,000                 -
     Due to officers                                                                  221,586            140,100
     Notes payable, current portion                                                   523,324            105,424
     Accrued expenses                                                                 204,613             23,293
     Note payable STI                                                                 150,347                 -
     Bridge financing                                                                 588,000                 -
                                                                             ----------------    ---------------
                  Total current liabilities                                         4,129,307            825,814

Notes payable, net of current portion                                                      -             457,576

Commitments                                                                                -                   -

Shareholders' deficit
     Preferred stock, $.001 par value, 5,000,000 shares
      authorized none issued                                                               -                  -
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 9,481,195 and 3,039,200 shares issued
       and outstanding in 1999 and 1998, respectively                                  37,925             12,157
     Additional paid in capital                                                     4,603,214          1,926,585
     Notes receivable - officers                                                   (1,808,560)                -
     Accumulated deficit                                                           (6,906,683)        (3,012,542)
                                                                             ----------------    ---------------
                  Total shareholders' deficit                                      (4,074,104)        (1,073,800)
                                                                             ----------------    ---------------

                  Total liabilities and shareholders' deficit                $         55,203    $       209,590
                                                                             ================    ===============

The accompanying notes are an integral part of these statements.

                           WorldCast Interactive, Inc.

                            STATEMENTS OF OPERATIONS

                        For the Years Ended December 31,


                                                                                    1999              1998
                                                                             ----------------    ---------------

Sales                                                                        $        132,503    $       442,349
Cost of goods sold                                                                    667,858            463,416
                                                                             ----------------    ---------------

                  Gross margin                                                       (535,355)           (21,067)

Selling, general and administrative expenses                                        3,173,650          1,795,588
                                                                             ----------------    ---------------

                  Operating loss                                                   (3,709,005)        (1,816,655)

Other income (expense)
     Other income                                                                         520              1,227
     Interest expense                                                                (185,656)           (88,934)
                                                                             ----------------    ---------------

                  Total other expense                                                (185,136)           (87,707)
                                                                             ----------------    ---------------

                  Net loss                                                   $     (3,894,141)   $    (1,904,362)
                                                                             ================    ===============

Net loss per share of common stock:
     Basic                                                                   $           (.49)   $          (.68)
                                                                             ================    ================

Weighted average shares outstanding:
     Basic                                                                          7,919,836          2,809,600
                                                                             ================    ===============


The accompanying notes are an integral part of these statements.

                           WorldCast Interactive, Inc.

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                 For the Years Ended December 31, 1999 and 1998



                                 Common Stock          Additional         Notes
                      -----------------------------      Paid-in        Receivable    Accumulated
                           Shares          Amount        Capital       Shareholders     Deficit         Total
                      --------------  -------------  -------------  ---------------- -------------- ------------
Balance,
  January 1,
  1998                  2,757,500     $    11,030    $   978,970     $          -     $(1,108,180)   $  (118,180)

Net loss
  for 1998                     -               -              -                 -      (1,904,362)    (1,904,362)

Issuance of
  common
  stock                   204,641             819        393,072                -              -         393,891

Conversion
  of debentures            77,059             308        124,692                -              -         125,000

Forgiveness
  of debt by a
  related party                -               -         429,851                -              -         429,851
                      -----------     -----------    -----------     -------------    -----------    -----------

Balance,
  December 31,
  1998                  3,039,200          12,157      1,926,585                -      (3,012,542)    (1,073,800)

Net loss for
  1999                         -               -              -                 -      (3,894,141)    (3,894,141)

Notes receivable
  officers                     -               -              -         (1,808,560)            -      (1,808,560)

Issuance of
  common
  stock                 6,396,322          25,585      2,525,484                -              -       2,551,069

Stock issued
  for services             45,670             183        151,145                -              -         151,328
                      -----------     -----------    -----------     -------------    -----------    -----------

Balance,
  December 31,
  1999                  9,481,195     $    37,925    $ 4,603,214     $  (1,808,560)   $(6,906,683)   $(4,074,104)
                      ===========     ===========    ===========     =============    ===========    ===========

The accompanying notes are an integral part of these statements.

                           WorldCast Interactive, Inc.

                            STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31,


                                                                                   1999                1998
                                                                             ----------------    ---------------
Cash flows from operating activities
     Net loss                                                                $     (3,894,141)   $    (1,904,362)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Write down of property and equipment                                          45,013             25,850
         Depreciation expense                                                          25,888             37,440
         Common stock issued for services                                             151,328            139,650
     Decrease in operating assets
         Accounts/notes receivable                                                     34,217            113,829
         Inventory                                                                     61,466            168,178
         Prepaid expenses and other current assets                                      6,423             11,977
         Other assets                                                                   2,492                 -
     Increase in operating liabilities
         Accounts payable                                                             370,012            234,719
         Accrued payroll and expenses                                               1,248,748            305,492
         Warranty liability                                                           447,000                 -
                                                                             ----------------    ---------------
                  Total adjustments                                                 2,392,587          1,011,285
                                                                             ----------------    ---------------

                  Net cash used in operating activities                            (1,501,554)          (893,077)

Cash flows from investing activities
     Purchases of property and equipment                                              (45,669)           (24,237)
                                                                             ----------------    ---------------
                  Net cash used in investing activities                               (45,669)           (24,237)
                                                                             ----------------    ---------------

Cash flows from financing activities
     Proceeds from notes payable                                                      160,347            335,159
     Proceeds from officer loans                                                       81,486            140,000
     Proceeds from sale of debentures                                                      -             125,000
     Proceeds from sale of Common Stock                                               742,509            254,240
     Proceeds from bridge financing                                                   588,000                 -
     Payments on note payable                                                         (49,676)           (93,577)
                                                                             ----------------    ---------------
                  Net cash provided by financing activities                         1,522,666            760,922
                                                                             ----------------    ---------------

Net decrease in cash                                                                  (24,558)          (156,392)

Cash, beginning of year                                                                25,574            181,966
                                                                             ----------------    ---------------

Cash, end of year                                                            $          1,016    $        25,574
                                                                             =================   ===============

                                                                     (continued)

                           WorldCast Interactive, Inc.

                        For the Years Ended December 31,


                                                                                   1999                1998
                                                                             ----------------    ---------------
Supplemental disclosure of cash flow information
     Cash paid during the period for:
         Interest                                                            $        185,656    $        90,802
                                                                             ================    ===============

Supplemental disclosure of non-cash transactions
     Common stock issued for services                                        $        151,328    $       139,650
                                                                             ================    ===============
     Conversion of debentures                                                $             -     $       125,000
                                                                             ================    ===============














The accompanying notes are an integral part of these statements.

                           WorldCast Interactive, Inc.

                           December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization on Nature of Business
     ----------------------------------

     On November 9, 1999, Futuretrak International, Inc. changed its name to WorldCast Interactive, Inc. WorldCast Interactive, Inc. and Subsidiaries (the "Company") is in the business of providing mobile satellite antennas to the yachting industry, allowing the yachts to receive satellite transmissions while at sea. Beginning in fiscal 1999, the Company changed their business approach to providing wiring infrastructure to multi housing communities, which enables the tenants to obtain Direct TV and high speed internet access. The Company was incorporated on January 24, 1996, under the name Future Vision. On June 16, 1997, the Company amended its articles of incorporation and changed its name to Futuretrak International, Inc. On May 5, 1997, 90% or 2,250,000 shares of the outstanding stock was purchased from the existing shareholders by World Vision Entertainment, Inc. On July 15, 1998, Palm Bay Capital, Inc. purchased 1,750,000 shares from World Vision Entertainment, See further detail of this transaction at Note F.

     Principles of Consolidation
     ---------------------------

     The financial statements for the year ended December 31, 1999 represents the consolidated results of the Company and its wholly-owned subsidiaries - Futuretrak, Inc., Maxwell Technologies, Inc. and STI Group, Inc. Futuretrak, Inc. and Maxwell Technologies, Inc. were incorporated during 1999 and have no operations. STI Group, Inc. was incorporated as a result of the purchase of certain assets in January 1999 from Satellite Technology, Inc. (see Note N) and has no operations. All intercompany balances have been eliminated in consolidation. The financial statements as of December 31, 1998 and for the year then ended only included the operations of the Company without any subsidiaries.

     Estimates
     ---------

     In preparing financial statements in accordance with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                     (continued)

                           WorldCast Interactive, Inc.

                           December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Inventory
     ---------

     Inventory, consisting of Raw materials and Finished Goods, is stated at the lower of cost (Average Cost basis) or market.

     Depreciation
     ------------

     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed by using the straight-line method over the estimated useful life of the related assets, which are as follows:

                                                                    Years
                                                                    -----

                       Computer equipment                           3 - 5
                       Office equipment                                 5
                       Furniture and fixtures                           7

     For income tax purposes, accelerated methods of depreciation are generally used. Deferred income taxes are provided for the difference between depreciation expense for tax and financial reporting purposes.

     Income Taxes
     ------------

     The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

     Loss Per Share
     --------------

     Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. Dilutive EPS has not been presented because common stock equivalents would be anti-dilutive in 1999 and 1998.

                                                                     (continued)

                           WorldCast Interactive, Inc.

                           December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Reverse Stock Split
     -------------------

     The Board of Directors declared a one-for-four common stock reverse split for shareholders of record on April 16, 1999. All common stock related data for all periods presented have been restated to reflect the reverse stock split.

NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since inception which has resulted in a deterioration in the Company's financial position. In addition, the Company is delinquent in paying its fourth quarter 1998 and all of 1999 Federal payroll taxes which amounts to $138,057 (including $42,901 of penalties and interest).

     The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon commencement of successful operations of the Company, which in turn is dependent upon the Company's ability to finance its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liability amounts which might result from the above uncertainties.

     The Company has and will continue to take a number of steps to reduce its operating losses. The Company reduced operating expenses by terminating all staff during the fourth quarter of 1999 and relocated to smaller facilities in January 2000. As referenced in Note P, the Company entered into an equity investment agreement with Eurofund Derivatives Limited.

     Management believes that a result of the action stated above, the Company can continue in existence for the next twelve months; however, there is no assurance that such action will be consummated or will eliminate the Company's need for additional capital.

NOTE C - INVENTORIES

     Inventories consist of raw material and amounted to $-0- and $61,466 at December 31, 1999 and 1998, respectively. There were no finished goods inventory at December 31, 1999 and 1998.

                           WorldCast Interactive, Inc.

                           December 31, 1999 and 1998


NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998 consist of the following:


                                                                            1999             1998
                                                                       -------------    -------------

                  Office and computer equipment                        $      42,622    $      44,022
                  Furniture and fixtures                                       1,521            3,207
                  Show displays and equipment                                 86,064           83,997
                  Leasehold improvements                                          -             2,415
                                                                       -------------    -------------
                                                                             130,207          133,641
                  Less:  Accumulated depreciation                            (78,276)         (56,478)
                                                                       -------------    -------------

                                                                       $      51,931    $      77,163
                                                                       =============    =============

NOTE E - INCOME TAXES

     At December 31, 1999, the Company did not record any tax provision (benefit). The tax provision (benefit) is different from that which would be obtained by applying the statutory federal income tax rate to income
     (loss) primarily because of the valuation allowance recorded against deferred tax assets.

     Significant components of the Company's deferred tax assets (liabilities)at December 31, 1999, are as follows:


                                                                            1999             1998
                                                                       -------------    -------------

                  Net operating loss carryforward                      $   1,500,000    $   1,000,000
                  Accrued expenses                                           480,000               -
                                                                       -------------    -------------

                  Net deferred tax asset                                   1,980,000        1,000,000

                  Less valuation allowance                                (1,980,000)      (1,000,000)
                                                                       -------------    -------------

                                                                       $          -     $          -
                                                                       =============    =============

                                                                     (continued)

                           WorldCast Interactive, Inc.

                           December 31, 1999 and 1998

NOTE E - INCOME TAXES - Continued

     Based on the Company's prior earnings and the amount of income that could be utilized in carryback years, and the uncertainty of future taxable income, it is more likely than not that these deferred tax assets will not be realized. Therefore, a 100% valuation allowance has been established to reduce deferred tax assets.

     The federal and state net operating loss carryforward amounted to approximately $5,300,000, and $3,000,000 in 1999 and 1998 respectively. The net operating losses will expire in 2011-2019.

NOTE F - RELATED PARTY TRANSACTIONS

     During 1998, World Vision Entertainment (WVE) sold 1,750,000 of the 2,250,000 shares of The Company that they owned to Palm Bay Capital, Inc., which was funded by means of loans from two officers and a shareholder. Subsequent to the purchase, 1,500,000 of the shares were distributed to the officers and shareholder. Palm Bay Capital currently owns 250,000 shares.

     As a result of the sale of shares from WVE to Palm Bay Capital, WVE forgave a note in the amount of $429,851 from Futuretrak. Since WVE was a major shareholder, this forgiveness of debt was recorded as additional paid in capital.

     The Company owes $163,000 and $360,324, to two financial institutions which are both owned by a shareholder of the Company.

NOTE G - NOTES PAYABLE

     The following is a summary of Notes Payable at December 31, 1999 and 1998:


                                                                                  1999          1998
                                                                              ------------  ------------
         Unsecured note payable, to a financial institution dated
         September 11, 1996 with monthly payments of $10,402
         including interest at the rate of 12% per annum. Matures
         January 2003. The Company has not made the required
         payments and is currently in default of this loan.                   $    360,324   $   395,000

                                                                     (continued)

                           WorldCast Interactive, Inc.

                           December 31, 1999 and 1998


NOTE G - NOTES PAYABLE - Continued


                                                                                  1999          1998
                                                                              ------------  ------------
         Unsecured note payable, to a financial institution, dated
         June 12, 1998 with monthly payments of $4,292 including
         interest at a rate of 12%. Matures January 2003. The Company has not made the required payments and is currently in
         default of this loan.                                                 $   163,000  $   163,000

         Noninterest  bearing,  unsecured  note  payable  to  a  former
         shareholder, due upon demand.                                                   -        5,000
                                                                              ------------- -------------
                                                                                   523,324      563,000
         Less:  current portion                                                          -      105,424
                                                                              ------------- -------------

                                                                               $   523,324  $   457,576
                                                                              ============= =============

NOTE H - ACCRUED PAYROLL TAXES

     The Company has not paid Federal payroll taxes on a timely basis. Total payroll tax liability at December 31, 1999 amounted to $138,057 which includes $42,901 in estimated penalties and interest.

NOTE I - DUE TO OFFICERS

     Due to officers consist of loans to the Company by certain officers of the Company. The notes are non-interest bearing and is due upon demand. The Company intends to pay the note in full in 2000.

NOTE J - BRIDGE FINANCING

     On July 2, 1999, the Company and Celerity Systems, Inc. consummated a joint financing management with a private investor of which the proceeds to the Company were $450,000. The total loan amount of $1,000,000 and interest amounting to $200,000 were to have been converted into shares of the merged company on October 25, 1999; however, the merger has not occurred and the parties are considering renegotiating the terms of this obligation. The loan is collaterallized by $2,000,000 of the Company and Celerity shares in the rates of 90% of the Company's shares and 10% of Celerity shares. The loan plus accrued interest was due December 15, 1999. The Company is currently negotiating with the private investor to extend the term of the loan. At December 31, 1999, the Company's liability to the private investor was $500,000.

                                                                     (continued)

                           WorldCast Interactive, Inc.

                           December 31, 1999 and 1998

NOTE J - BRIDGE FINANCING - Continued

     On June 1, 1999, the Company obtained a $50,000 Bridge loan from Ryan Capital Management Corp. with $60,000 (including $10,000 of accrued interest) due September 30, 1999. On November 27, 1999, the term of the loan was extended for another 121 days. As of April 7, 2000, the Company has not paid the loan due to cash flow difficulties.

     On June 18, 1999, the Company obtained a $65,000 bridge loan from an investor. The balance at December 31, 1999 amounted to $28,000 and is due when funds become available.

NOTE K - COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company occupied 2,300 square feet of office and warehouse space in Pompano Beach, Florida under a noncancelable lease which expired in January, 2000. Rent expense for the years ended December 31, 1999 and 1998 was $28,310 and $28,384, respectively.

     Effective January 1, 1999, the company entered into a license agreement with Corporate Executive Suites West, Inc. to use an occupy an office suite for $450 per month through December 31, 2000.

     On February 12, 1997, the Company entered into an operating lease for certain equipment with American Business Credit Corp., which expires January 12, 2001. The lease expense for the years ended December 31, 1999 and 1998 was $3,564 and $3,564 respectively.

     The Company's future minimum operating lease commitments are as follows:

                                                                     Amount
                                                                ----------------
                                      2000                      $          3,564
                                      2001                                   111
                                                                ----------------

                                      Total                     $          3,675
                                                                ================






                                                                     (continued)

                           WorldCast Interactive, Inc.

                           December 31, 1999 and 1998

NOTE K - COMMITMENTS AND CONTINGENCIES - Continued

     Employment Agreements
     ---------------------

     The Company has entered into employment agreements with four of its executive officers for an initial period of five years, and year to year thereafter unless either party gives 180 days written notice not to renew the agreement. The agreements provide that if the employee is terminated after change in control of the Company, the employee is to receive the larger of (1) three years base salary, or (2) the base salary due to employee for the remaining term of the agreement, or (3) an amount equal to two times the largest total of the bonuses previously paid in any one year by the Company to the employee.

     Product Warranty Claims
     -----------------------

         The Company has sold certain products in 1998 and 1999 which are covered by the Company's one year warranty policy. As a result of certain technical problems with the product, customers have made various claims and the Company has accrued approximately $447,000 for the cost of these claims and additional claims expected to be incurred. The Company continues to pursue counter claims against the product designer.

     Legal Proceedings
     -----------------

         WorldCast and certain of its officers are named defendants in an action brought by Charter Memories, Inc. on May 4, 1999 in the United States District Court, Central District of California, for damages totaling approximately $96,000, for alleged misrepresentation concerning the qualities and characteristics of certain equipment purchased by Charter Memories. WorldCast is presently conducting discussions regarding settlement of this case.

NOTE L - STOCKHOLDERS EQUITY

     During 1998, debentures in the amount of $125,000 were converted into 308,235 shares of common stock.

     On January 11, 1999, the Company amended its Articles of Incorporation to increase the authorized shares from 50,000,000 to 100,000,000 shares.

                           WorldCast Interactive, Inc.

                           December 31, 1999 and 1998

NOTE M - STOCK SUBSCRIPTIONS

     On March 15, 1999, the Company issued 5,651,750 shares of common stock to four officers in exchange for promissory notes of $1,808,560. The notes are collateralized by officers employment agreements and bear interest at prime plus 2%. Commencing September 1, 2001, accrued interest will be paid on a monthly basis through August 30, 2003. All unpaid accrued interest and principal is due August 30, 2003. If the officers default on the loan, the Company may cancel the officer's employment agreement as satisfaction for the loan. The promissory notes of $1,808,560 is included as a component of paid-in capital in the statement of shareholders' deficit in the accompanying financial statements.

     Effective January 1, 2000, the Company terminated the employment of one of the officers. As a result, the promissory note from this officer of $525,360 is no longer collateralized. In addition, the Company under the terms of the employment agreement, was liable for the balance of the employment agreement. In April, 2000, the Company entered into an agreement with the officer to settle the foregoing matter. Under the agreement the Company agrees to receive from the officer 80% of the proceeds from the future sale (but no later than December 31, 2000) of 1,189,259 shares of the Company's stock held by the officer. To the extent the proceeds received is insufficient to recover the remaining portion of the note, the Company will forgive the remaining debt. Due to the volatility of the Company's stock there is no guarantee that the whole amount of the note will be recovered. In exchange, the officer will relinquish his rights under the employment agreement.

NOTE N - ACQUISITION OF ASSETS

     In January, 1999, the Company entered into an agreement to purchase the assets of Satellite Technology, Inc. (STI), a former distributor/dealer for the Company. STI is a distributor of satellite space scanners and antenna control units. The agreement included the issuance of 200,000 shares of common stock and promissory note in the amount of $160,347 for the assets of STI. The note bears interest at a rate of prime plus 2%, with monthly principal payments of $20,049 beginning no later than May 5, 1999 (unless additional funding becomes available sooner to the maker after the contemplated offering pursuant to Rule 504 of Regulation D under the Securities Act of 1933, in which case the first payment shall be due within 15 days of the date such funds become available). The note shall mature, and any remaining principle and accrued but unpaid interest shall be due and payable on January 5, 2000. At December 31, 1999, the Company has not made the required monthly principle payments under the terms of the loan and therefore is currently in default on this loan. In addition, the contemplated offering pursuant to Rule 504 of Regulation D did not materialize.

                           WorldCast Interactive, Inc.

                           December 31, 1999 and 1998

NOTE O - WARRANTS

     In connection with the Bridge Financing between the Company, Celebrity Systems and a private investor (see Note J), the Company issued warrants to the underwriters of the transaction. The Company issued two warrants each giving the holder the right to 100,000 shares of the Company's common stock at an exercise price of $1.50 per share.

NOTE P - FUNDING AGREEMENT

     On November 2, 1999, the Company entered into an equity investment line agreement with Eurofund Derivatives Limited (investor). Under the agreement, the Company can receive up to an aggregate amount of $4,000,000 if the investor exercises the full amount of a Class A warrants issued to the investor by the Company. The Class A warrants, which expire on November 4, 2001, entitles the investor to purchase from the Company at the exercise price a certain number of shares based upon an exercise price set by the Company from time to time over the life of the warrants. The agreement gives the Company the ability to "put" the warrants to the investor thus requiring exercise of a portion of the warrants on a quarterly basis. In April 2000, the Company exercised a part to require the investor to purchase $500,000 of stock; however no funds have yet been received from the investor.

NOTE Q - SUBSEQUENT EVENT

         On March 13, 2000, the Board of Directors authorized the conversion of specific indebtedness of the Company to equity. Through April 7, 2000 the Company had converted $3,230,489 of debt into 12,265,665 shares of common stock.