Form 10QSB
period 2000-03-31
WORLDCAST INTERACTIVE INC
filed 2000-05-16
CIK 1101585

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________.

                        Commission file number: 000-28743


                           WORLDCAST INTERACTIVE, INC.

             (Exact name of registrant as specified in its charter)

           FLORIDA                                      65-06939498
           -------                                      -----------
    State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization                        Identification No.)

20283 State Road 7, suite 300, Boca Raton, Florida               33498
--------------------------------------------------               -----
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (561) 864-2316


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

              Yes                     No  X
                  -----                  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2000, there were 21,746,440 shares of Common Stock, par value $.001 per share 1

                           WORLDCAST INTERACTIVE, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 2000 (UNAUDITED) AND
                                DECEMBER 31, 1999


                           WORLDCAST INTERACTIVE, INC.


                                      INDEX                                        PAGE
                                      -----                                        ----

Part I.           Financial Information                                                4


Item 1.           Financial Statements (unaudited)                                   4-8


Item 2.           Management's Discussion and Analysis of Financial Condition       9-11
                  and Results of Operations


Part II.          Other Information                                                   12


                           Consolidated Balance Sheets

                                   A S S E T S

                                                                               March 31, 2000            December 31, 1999
                                                                                 (Unaudited)
                                                                             ----------------            ----------------
Current Assets:
   Cash and cash equivalents                                                 $        1,230              $     1,017
   Accounts receivable, net                                                               -                    2,255
                                                                              ----------------            ---------------

         Total Current Assets                                                          1,230                    3,272

Property and Equipment, net                                                             49,431                 51,931

                                                                             ----------------            ---------------
         Total assets
                                                                             $         50,661            $      55,203
                                                                             ================            ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                     $      1,003,664            $   2,199,050
   Warranty liability                                                                 447,000                  447,000
   Due to 0fficers                                                                     18,956                  221,586
   Notes payable-related party                                                              -                  523,324
   Notes payable-STI                                                                        -                  150,347
   Bridge financing                                                                         -                  588,000
                                                                             ----------------            ---------------

         Total Current Liabilities                                                  1,469,620                4,129,307
                                                                             ----------------            ---------------


Stockholders' Equity:
   Preferred stock,$.001 par value,5,000,000 authorized,
   None issued                                                                              -                        -
   Common stock,$.001 par value, 100,000,000 authorized,
   21,746,440 and 9,481,195 shares issued and outstanding as of
   March 31,2000 and December 31,1999, respectively                                    50,190                   37,925
   Additional paid-in capital                                                       7,821,437                4,603,214
   Notes receivable-officers                                                       (1,808,560)              (1,808,560)
   Accumulated deficit                                                             (7,482,026)              (6,906,683)
                                                                              ----------------           ---------------

         Total Stockholders' deficit                                               (1,418,959)              (4,074,104)
                                                                              ----------------            ---------------

         Total liabilities and shareholders' deficit                         $         50,661               $   55,203
                                                                             ================            ===============



       The accompanying notes are an integral part of these consolidated financial statements.

                             WORLDCAST INTERACTIVE, INC.

                        Consolidated Statements of Operations

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                              ------------------------------------------
                                                                                      2000                    1999
                                                                                  (Unaudited)              (Unaudited)
Sales                                                                               $        -             $     37,297
Cost of goods sold                                                                           -                   53,862
                                                                                    ------------          --------------

Gross margin                                                                                -                   (16,565)
                                                                                    ------------          --------------

Selling, general and administrative expenses                                           357,775                  561,756
                                                                                    ------------          --------------
         Operating loss
                                                                                       357,775                 (578,321)
                                                                                    ------------          --------------


Other Income (Expenses):
  Other, net                                                                                  -                      -
  Interest expense                                                                     (217,568)                (40,250)
                                                                                    ------------          --------------

                                                                                       (217,568)                (40,250)
                                                                                    ------------          --------------

         Net loss                                                                   $  (575,343)          $    (618,571)
                                                                                    ============          ==============


Net loss per share of common Stock-Basic                                            $     (0.06)          $       (0.14)
                                                                                    ============          ==============


Weighted average common shares Outstanding-Basic                                       9,613,079              4,471,674
                                                                                    ============          ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                           WORLDCAST INTERACTIVE, INC.
                 Consolidated Statements of Stockholders' Equity



                                                                         Additional      Notes                              Total
                                            Common         Stock          Paid-in      Receivable       Accumulated    Stockholders'
                                            Shares         Amount         Capital      Officer's          Deficit         Equity
                                            ------         ------         -------      ---------          -------         ------
Balance at December 31, 1999                 9,481,195     $37,925    $  4,603,214   $ (1,808,560)     $(6,906,683)   $(4,074,104)

Net loss                                             -           -               -              -         (575,343)     (575,3431)

Conversion of debt&payables                 12,265,245      12,265       3,218,223              -                -      3,230,488
                                           -----------  -----------  ------------   -------------    -------------   -------------


Balance at March 31, 2000                   21,746,440   $  50,190    $  7,821,437   $ (1,808,560)    $ (7,482,026)   $(1,418,959)
                                          ===========  ===========   ============   =============      =============   =============


  The accompanying notes are an integral part of these consolidated financial statements.

                            WORLDCAST INERACTIVE,INC.
                      Consolidated Statements of Cash Flows

                                                                                               Three Months Ended

                                                                                ----------------------------------------------------
                                                                                                    June 30,
                                                                                        1999                         1998
                                                                                     (Unaudited)                  (Unaudited)
                                                                                --------------------            --------------------
Cash Flows from Operating Activities:
   Net loss                                                                     $  (575,343)                     $  (618,571)
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation                                                                     2,500                            6,350
     Common stock issued for services                                               250,000                          151,330
     Common stock issued for interest                                               217,568                                -
         Changes in assets and liabilities:
       Decrease (increase) in operating assets:
         Accounts receivable, net                                                     2,255                           (4,114)
         Inventory                                                                        -                           44,902
         Prepaid expenses & other current assets                                          -                          (48,601)

       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                                      (51,567)                          64,085
    Total adjustments                                                               420,756                          213,952
                                                                                  ----------                      -----------

Net Cash (Used in)Operating Activities                                             (154,587)                       (404,619)
                                                                                  ----------                      -----------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                                  -                          (14,449)
                                                                                  ----------                      ------------

                           WORLDCAST INTERACTIVE, INC.


                                                                                               Three Months Ended

                                                                                ----------------------------------------------------
                                                                                                    March 31,
                                                                                        2000                          1999
                                                                                     (Unaudited)                   (Unaudited)
                                                                                --------------------             -------------------
Cash Flows from Financing Activities:
   Repayment of notes payable                                                      $       -                    $     (25,801)
   Proceeds from sale of common stock                                                      -                          431,569
   Proceeds from short term loan                                                      125,800                              -
   Proceeds from stockholder loan                                                      29,000                              -
                                                                                ---------------                   -------------
Net Cash Provided by Financing Activities                                             154,800                         405,768
                                                                                 ---------------                  -------------
Increase (decrease)in Cash and Cash Equivalents                                           213                         (13,300)

Cash and Cash Equivalents - Beginning of Period                                         1,017                          25,574
                                                                                  ---------------               --------------

Cash and Cash Equivalents - End of Period                                         $     1,230                   $      12,274
                                                                                  ===============                 ===========




Supplemental Disclosure of Non-Cash Financing Activities:
   Issuance of common stock in connection with
   Debt, acounts payable, accrued expenses and
   Accrued payroll employees and officer's                                        $ 3,230,488
                                                                                  ===========


                           WORLDCAST INTERACTIVE INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


GENERAL
Amounts presented herein have generally been rounded in the nearest thousand dollars and the related dollar and percentage fluctuations are calculated on such rounding.

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

         During the three months ended March 31,2000 the Company continued to manage the Space Scanner warranty claims as it further negotiated with the manufacturer, galaxis of Germany. The Company had agreed per the non-binding memorandum of understanding, to provide assistance to galaxis in managing the Space Scanner warranty claims prior to executing a binding settlement.

         Negotiations have continued with galaxis GmbH of Germany. The Company also continues to work with galaxis to manage and negotiate warranty claims. To date the Company has not resolved a significant portion of these warranty claims.

         Management has been evaluating new business opportunities for the Company to enter the commercial market place for convergence integration of voice , data, multimedia and fax and not to rely on the galaxis products as its main focus and source of revenue.

         The Company has met with data network and telecommunication infrastructure providers such as Cisco Systems to discuss channel partner and reseller agreements of their equipment and services. To date the Company is proceeding to formalize a reseller agreement with Cisco Systems, otherwise no other formal agreements have been entered into. These factors as well as the very severe capital restraints which the Company continues to operate under resulted in no sales during the quarter ending March 31,2000. The Company anticipates commencing its new business strategies and earning revenue during the second quarter of 2000. However there is no assurance that any will be realized.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Results of Operations


         Gross revenues decreased from $37,297 for the three months ended March 31,1999 to no sales the three months ended March 31,2000, a decrease of $37,297 or approximately 100%. A decline in sales for the three months ended March 31,2000 was prompted by Managements decision to not rely on the sale of the Space Scanner manufactured by galaxis and to direct resources into the convergence integration in the commercial market. The Company was in discussions with Cisco to become a channel partner to resell their network products and services into the commercial market.

         Cost of operations for the three months ended March 31,2000 decreased by $203,981 from $561,756 for the three months ended March 31,1999 to $357,775, a decrease of approximately 36 %. The reduction in operation costs is due to the reduction in staff and the relocation to a lower cost facility.

         Other income (expense) consisted of one component, interest expense as follows:

         Interest expense accrued on loans to financing companies and investors which increased by $177,318 to $217,568 in March 31,2000 from $40,250 in March 31,1999, or 441%. The increase is due primarily to the average outstanding balance of debt during the related periods.

         The net income (loss) for the period ended March 31,2000 was ($575,343) as compared to ($618,571) at March 31,1999,a decrease of $42,228 or approximately 6.8% .

Liquidity and Capital Resources

         Due to the severe capital restraints, the Company operates with only executive personnel whose compensation was accrued and subsequently converted into equity. Other expenses, comprising of interest on outstanding debt and professional fees, which primarily relate to operating a public company.

         Through March 31,2000, the Company completed several agreements with debt holders, executive management and former employees which converted liabilities totaling approximately $2,500,000.00 into the Company's stock. Approximately, an additional $700,000.00 in liabilities were subsequently converted to the Company's stock as of April 7,2000.

         The Company raised a total of approximately $154,000.00 to fund operations. These investments were converted to equity during the first three months ending March 31,2000. The capital was obtained from a private investor ($124,000) and a related party ($29,000).


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

                           WORLDCAST INTERACTIVE INC.

Year 2000 Compliance


The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluation and managing the risks and costs associated with this problem.

Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. After evaluations of the responses from such communications, the Company will prepare a contingency plan to mitigate year 2000 issues, if necessary. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning.

                           WORLDCAST INTERACTIVE INC.




Part II: Other Information


ITEM 1:  Legal Proceedings
         WorldCast and certain of its officers are named defendants in an action brought by Charter Memories, Inc. on May 4, 1999 in the United States District Court, Central District of California, for damages totaling approximately $96,000, for alleged misrepresentation concerning the qualities and characteristics of Space Scanner Receiver and Antenna equipment purchased by Charter Memories. WorldCast is presently conducting discussions regarding settlement of this case.


ITEM 2:  Changes in Securities and Use of Proceeds
         None


ITEM 3:  Defaults upon Senior Securities
         None


ITEM 4:  Submission of Matters to a Vote of Securities Holders
         None


ITEM 5:  Other Information

                              WORLDCAST INTERACTIVE



ITEM 6  -  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

         27.1  Financial Data Schedule
(b)      Reports on Form 8-K

         None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the Registrant.

                       WORDLCAST INTERACTIVE, INC.




                       By: /s/ Ahmad Moradi
                           ---------------------------------------
                             Ahmad Moradi, Chairman of the Board
                             and Chief Executive Officer




                       By: Robert S. Kelner
                           ---------------------------------------
                             Robert S. Kelner, Chief Operating Officer,
                             Chief Financial Officer (authorized Officer
                             and Chief Accounting Officer)


DATED: May 12,2000