Form 10KSB40/A
period 1999-12-31
WORLDCAST INTERACTIVE INC
filed 2000-06-26
CIK 1101585

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 Amendment No. 1
                                       to
                                   FORM 10-KSB

                    For fiscal year ended December 31, 1999


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           WORLDCAST INTERACTIVE, INC.
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)

           FLORIDA                     000-28743                65-0639498
------------------------------  ------------------------    -------------------
 (State or Other Jurisdiction       (Commission File          (IRS Employer
      of Incorporation)                  Number)            Identification No.)

            20283 State Road 7, Suite 300, Boca Raton, Florida 33498
        ----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 864-2316
                                 ---------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:


  Title of Each Class Registered      Name of Each Exchange on Which Registered
  ------------------------------      -----------------------------------------
                                                          None

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues (net loss) for its most recent fiscal year. $(3,447,141)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes   [X]        No   [ ]


                                                 Table of Contents

                                                                                                          Page
                                                                                                          ----

PART I
Item 1.       Description of Business............................................................            1

Item 2.       Description of Property............................................................            7

Item 3.       Legal Proceedings..................................................................            7

Item 4        Submission of Matters to a Vote of Security Holders................................            8

PART II

Item 5.       Market for Common Equity and
              Related Stockholder Matters........................................................            9

Item 6.       Management Discussion and Analysis of Financial
              Condition and Results of Operations ...............................................           11

Item 7.       Financial Statements...............................................................           14

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure.............................................           14

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act................................................................           14

Item 10.      Executive Compensation.............................................................           16

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management..............................................................           17

Item 12.      Certain Relationships and Related Transactions.....................................           17

Item 13.      Exhibits, Lists and Reports on Form 8-K............................................           18

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

Loans


         In 1998, WorldCast borrowed $395,000 from First Capital Services pursuant to a demand promissory note. On March 1, 1999, First Capital Services restructured the loan previously made to WorldCast for $395,000 in the form of an unsecured negotiable promissory note. The note's effective date is January 1, 1998, bears an interest rate of 1.00% per month simple interest, and is payable in monthly installments of $10,401.86, which payments commenced February 1, 1999 and continue until January 1, 2003, at which time all unpaid principal and all accrued and unpaid interest becomes due.


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

Item 2.  Description of Property

Properties


         Through December 31, 1999, WorldCast leased 2,300 square feet of office space at 3835 Park Central Boulevard North in Pompano Beach, Florida for $2,504.27 per month. On January 1, 2000, WorldCast leased an executive suite located at 20283 State Road 7, Suite 300, Boca Raton, Florida 33498 for $834.78 per month.


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

         Currently, our securities are not traded in any market. We were delisted from the Over-the- Counter Bulletin Board in December 1999. There were approximately 450 holders of our common stock as of March 31, 2000. Our quarterly range use of high and low bid prices on our common stock is as follows:

                                           1998                            1999                       2000
                                     High         Low               High           Low           High        Low
                                     ----         ---               ----           ---           ----        ---
         1st Quarter                12.00         4.50              1.52          1.00           .75          .25

         2nd Quarter                 8.5          4.00              1.75          1.25

         3rd Quarter                 4.95         3.89              1.63          0.29

         4th Quarter                 2.10         1.43              0.69          0.22

         WorldCast's common stock began trading publicly in the fourth quarter of 1997. All information in this chart has been restated to give effect retroactively to WorldCast's reverse stock split at the rate of 1:4 in April 1999. Under its certificate of incorporation, WorldCast is authorized to issue up to 100,000,000 shares of common stock, par value $.001 per share, of which 9,421,207 shares were outstanding as of December 31, 1999. WorldCast is also authorized to issue up to 5,000,000 shares of preferred stock, par value $.001 per share, none of which shares were issued and outstanding as of December 31, 1999. There are also 100,000 warrants to purchase shares of common stock exercisable at $.50 per share outstanding as of December 31, 1999.


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

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements which are forwarded-looking and the accuracy of which are based upon certain uncertainties in the Company's future operations and results. For a discussion of important factors that could cause the actual results to differ materially from those contained in such forward- looking statements, see "Forward-Looking Statements" below.

General

         The company derives its revenue primarily from sales, installation and service of its galaxis- developed satellite positioner technology known as the Space Scanner. In 1999, the Company attempted to add additional sources of revenue through sales, installation and services using certain equipment and content such as DIRECTV, real time stock quotes and real time weather information provided by Digital Transmission Network (DTN) to residential apartments, gated properties, condominiums, and newly developed housing projects, all included in the Multi Housing Unit (MHU) market. In 1999, the Company's primary source of income has been through the sale of its Space Scanner equipment. As described below the Company experienced significant performance problems with its Space Scanner product and capital formation problems for its new line of business resulting in net losses which amounted to $447,000, the closing of its new line of business and severe reduction in the operations of the Company's Space Scanner business.

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

Results of Operations

Comparison of the Year Ended December 31, 1999 to the Year Ended December 31,
1998

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


         In fiscal 2000, the Company expects overall sales growth from providing convergence integration solutions to small to medium sized businesses in the South Florida market. To accomplish this, the Company intends to become a Cisco Channel Partner. A Cisco Channel Partner is a business which provides the necessary services and products to design, install and maintain telephony and data networks of communications for businesses. Cisco Channel Partner is a Cisco Systems, Inc. reseller business program. Partners must demonstrate their ability to perform these responsibilities. Management believes it possesses the necessary skills and experience to serve as a Cisco Chanel Partner. Financially, the Company will be required to purchase products through Cisco Systems' distributors. From revenues derived as a Cisco Channel Partner, the Company will cover its operational expenses. Management believes becoming a Cisco Channel Partner will result in profitable sales due to the recognition of the Cisco brand name in the commercial market. The Company will refocus its sales efforts in providing communication and data network solutions using Cisco Systems' equipment and other appropriate technology. Where appropriate, the Company will be designing, installing and maintaining local area networks (LAN), voice/telephony switches, active and passive data network components and software to provide integrated, multi-service communications over a business's existing data network system.

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

Liquidity and Capital Resources


         Net cash used in operating activities for the year ended 1999 amounted to ($1,501,554) which primarily resulted from the Company's net loss from operations of $3,894,141 (adjusted for non- cash charges (credits) totaling $1,248,748). Net cash provided by financing activities for the same period was $1,522,666 which primarily resulted from the receipt of net proceeds during the first quarter of 1999 from the Company's private placement of its securities under Rule 504 of Regulation D as promulgated under the Securities Act and bridge financing executed during the third quarter of 1998.

         The Company, during the fourth quarter, entered into an equity line investment agreement with Eurofund Derivative Limited (Investor), Under the agreement, the Company can receive up to an aggregate amount of $4,000,000 if the investor exercises the full amount of a Class A warrant issued to the Investor by the Company. The Class A warrant, which expires on November 4, 2001, requires the investor to purchase from the Company at the exercise price a certain number of shares based upon an amount set by the Company from time to time over the life of the warrant. The Company can receive up to $500,000 each 90-day period over the life of the equity line investment agreement.


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

*Effective January 1, 2000, Steven Remondini is no longer an officer or director of the Company.


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

Item 10.  Executive Compensation


         The following table show, for the past three fiscal years, the total cash and other compensation paid by WorldCast to its Chief Executive Officer and each other executive officer whose annual compensation exceeded $100,000. For 1998 and 1999, each of our executive officers voluntarily accrued his salary until our financial position permits payment to be made. The table reflects compensation actually received by the executive officers. The officers have accrued an aggregate of approximately $814,000 for 1999 and $261,000 for 1998.


                           SUMMARY COMPENSATION TABLE


          Name and Principal Position                   Annual Compensation
          ---------------------------                   -------------------
                                                    Year                Salary
                                                    ----                ------
Steven Remondini                                    1999               $ 47,210
President                                           1998               $ 65,606
                                                    1997               $ 52,600

Dr. Ahmad Moradi                                    1999               $ 45,533
Chief Executive Officer                             1998               $ 26,250
                                                    1997               $      0

Robert Kelner                                       1999               $ 45,516
Chief Operating Officer                             1998               $ 30,000
                                                    1997               $      0

William Tessaro                                     1999               $ 46,516
Chief Technical Officer                             1998               $ 43,465
                                                    1997               $      0

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


         During 1998, Mr. Tessaro loaned WorldCast $171,204, evidenced by a promissory note from WorldCast in Mr. Tessaro's favor. The note bears interest at the Prime Rate of New York, adjusted quarterly, plus two (2%) percent per annum. The loan is payable interest only and balloons on August 1, 2000. Subsequent to December 31, 1999, Mr. Tessaro converted the outstanding amount of the loan into 1,109,333 shares of WorldCast common stock.


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

 27.              Financial Data Schedule

*   All exhibits have been previously filed


         We have not filed any reports on Form 8-K during the last period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated: June 26, 2000


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



/s/ Grant Thornton LLP
Weston, Florida
April 7, 2000


                           WorldCast Interactive, Inc.

                                 BALANCE SHEETS

                                  December 31,

                                     ASSETS
                                                                                   1999          1998
                                                                               -----------    -----------
Current assets
     Cash                                                                      $     1,017    $    25,574
     Trade accounts receivable, net of allowance for
       doubtful accounts of $-0- and $19,162 in
       1999 and 1998, respectively                                                   2,255         26,827
     Inventory                                                                          --         61,466
     Prepaid expenses and other current assets                                          --          6,423
                                                                               -----------    -----------
                  Total current assets                                               3,272        179,042

     Property and equipment, net                                                    51,931         77,163
     Other assets                                                                       --          2,492
     Notes receivable                                                                   --            645
                                                                               -----------    -----------

                  Total assets                                                 $    55,203    $   209,590
                                                                               ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                                          $   665,877    $   295,865
     Accrued payroll                                                             1,190,503        261,132
     Accrued payroll taxes                                                         138,057             --
     Warranty liability                                                            447,000             --
     Due to officers                                                               221,586        140,100
     Notes payable, current portion                                                523,324        105,424
     Accrued expenses                                                              204,613         23,293
     Note payable STI                                                              150,347             --
     Bridge financing                                                              588,000             --
                                                                               -----------    -----------
                  Total current liabilities                                      4,129,307        825,814

Notes payable, net of current portion                                                   --        457,576

Commitments                                                                             --             --

Shareholders' deficit
     Preferred stock, $.001 par value, 5,000,000 shares
      authorized none issued                                                            --             --
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 9,481,195 and 3,039,200 shares issued
       and outstanding in 1999 and 1998, respectively                               37,925         12,157
     Additional paid in capital                                                  4,603,214      1,926,585
     Notes receivable - officers                                                (1,808,560)            --
     Accumulated deficit                                                        (6,906,683)    (3,012,542)
                                                                               -----------    -----------
                  Total shareholders' deficit                                   (4,074,104)    (1,073,800)
                                                                               -----------    -----------

                  Total liabilities and shareholders' deficit                  $    55,203    $   209,590
                                                                               ===========    ===========


The accompanying notes are an integral part of these statements.


                           WorldCast Interactive, Inc.

                            STATEMENTS OF OPERATIONS

                        For the Years Ended December 31,


                                                                               1999           1998
                                                                           -----------    -----------
Sales                                                                      $   132,503    $   442,349
Cost of goods sold                                                             667,858        463,416
                                                                           -----------    -----------

                  Gross margin                                                (535,355)       (21,067)

Selling, general and administrative expenses                                 3,173,650      1,795,588
                                                                           -----------    -----------

                  Operating loss                                            (3,709,005)    (1,816,655)

Other income (expense)
     Other income                                                                  520          1,227
     Interest expense                                                         (185,656)       (88,934)
                                                                           -----------    -----------

                  Total other expense                                         (185,136)       (87,707)
                                                                           -----------    -----------

                  Net loss                                                 $(3,894,141)   $(1,904,362)
                                                                           ===========    ===========


Net loss per share of common stock:

     Basic                                                                 $      (.49)   $      (.68)
                                                                           ===========    ===========


Weighted average shares outstanding:

     Basic                                                                   7,919,836      2,809,600
                                                                           ===========    ===========


The accompanying notes are an integral part of these statements.


                           WorldCast Interactive, Inc.

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                 For the Years Ended December 31, 1999 and 1998



                                         Common Stock         Additional     Notes
                                ---------------------------    Paid-in    Receivable    Accumulated
                                   Shares          Amount      Capital     Officers        Deficit         Total
                                ---------------- ---------- ------------  -----------   ------------    -----------
Balance,
  January 1, 1998                 2,757,500   $    11,030   $   978,970   $        --    $(1,108,180)   $  (118,180)

Net loss
  for 1998                               --            --            --            --     (1,904,362)    (1,904,362)

Issuance of
  common
  stock                             204,641           819       393,072            --             --        393,891

Conversion
  of debentures                      77,059           308       124,692            --             --        125,000

Forgiveness
  of debt by a
  related party                          --            --       429,851            --             --        429,851
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance,
  December 31, 1998               3,039,200        12,157     1,926,585            --     (3,012,542)    (1,073,800)

Net loss for 1999                        --            --            --            --     (3,894,141)    (3,894,141)

Notes receivable
  officers                               --            --            --    (1,808,560)            --     (1,808,560)

Issuance of
  common
  stock                           6,396,322        25,585     2,525,484            --             --
                                                                                                          2,551,069

Stock issued
  for services                       45,670           183       151,145            --             --        151,328
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance,
  December 31, 1999               9,481,195   $    37,925   $ 4,603,214   $(1,808,560)   $(6,906,683)   $(4,074,104)
                                ===========   ===========   ===========   ===========    ===========    ===========

The accompanying notes are an integral part of this statement.

                           WorldCast Interactive, Inc.

                            STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31,


                                                                                 1999           1998
                                                                             -----------    -----------
Cash flows from operating activities
     Net loss                                                                $(3,894,141)   $(1,904,362)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Write down of property and equipment                                     45,013         25,850
         Depreciation expense                                                     25,888         37,440
         Common stock issued for services                                        151,328        139,650
     Decrease in operating assets
         Accounts/notes receivable                                                34,217        113,829
         Inventory                                                                61,466        168,178
         Prepaid expenses and other current assets                                 6,423         11,977
         Other assets                                                              2,492             --
     Increase in operating liabilities
         Accounts payable                                                        370,012        234,719
         Accrued payroll and expenses                                          1,248,748        305,492
         Warranty liability                                                      447,000             --
                                                                             -----------    -----------
                  Total adjustments                                            2,392,587      1,011,285
                                                                             -----------    -----------

                  Net cash used in operating activities                       (1,501,554)      (893,077)

Cash flows from investing activities
     Purchases of property and equipment                                         (45,669)       (24,237)
                                                                             -----------    -----------
                  Net cash used in investing activities                          (45,669)       (24,237)
                                                                             -----------    -----------

Cash flows from financing activities
     Proceeds from notes payable                                                 160,347        335,159
     Proceeds from officer loans                                                  81,486        140,000
     Proceeds from sale of debentures                                                 --        125,000
     Proceeds from sale of Common Stock                                          742,509        254,240
     Proceeds from bridge financing                                              588,000             --
     Payments on notes payable                                                   (49,676)       (93,577)
                                                                             -----------    -----------
                  Net cash provided by financing activities                    1,522,666        760,922
                                                                             -----------    -----------

Net decrease in cash                                                             (24,558)      (156,392)

Cash, beginning of year                                                           25,574        181,966
                                                                             -----------    -----------

Cash, end of year                                                            $     1,016    $    25,574
                                                                             ===========    ===========

                                                                                            (continued)


The accompanying notes are an integral part of these statements.



                           WorldCast Interactive, Inc.

                      STATEMENTS OF CASH FLOWS - CONTINUED

                        For the Years Ended December 31,


                                                                                   1999                1998
                                                                             ----------------    ---------------
Supplemental disclosure of cash flow information
     Cash paid during the period for:

         Interest                                                            $        185,656    $        90,802
                                                                             ================    ===============


Supplemental disclosure of non-cash transactions

     Common stock issued for services                                        $        151,328    $       139,650
                                                                             ================    ===============
     Conversion of debentures                                                $             --    $       125,000
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

                          NOTES TO FINANCIAL STATEMENTS

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

     Product Warranty
     ----------------

     The Company warrants its products against defects in design, material and workmanship for one year. A provision was recorded in 1999 due to technical problems with the Company's product (see Note K).

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

     Reclassifications
     -----------------

     Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.
                                                                     (continued)

                           WorldCast Interactive, Inc.

                          NOTES TO FINANCIAL STATEMENTS

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

                           WorldCast Interactive, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE C - INVENTORIES

     Inventories consist of raw material and amounted to $-0- and $61,466 at December 31, 1999 and 1998, respectively. There were no finished goods inventory at December 31, 1999 and 1998.

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                                            1999             1998
                                                                       -------------    -------------
                  Office and computer equipment                        $      42,622    $      44,022
                  Furniture and fixtures                                       1,521            3,207
                  Show displays and equipment                                 86,064           83,997
                  Leasehold improvements                                          --            2,415
                                                                       -------------    -------------
                                                                             130,207          133,641
                  Less:  Accumulated depreciation                            (78,276)         (56,478)
                                                                       -------------    -------------

                                                                       $      51,931    $      77,163
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

     Significant components of the Company's deferred tax assets (liabilities)at December 31, 1999, are as follows:

                                                                            1999             1998
                                                                       -------------    -------------
                  Net operating loss carryforward                      $   1,500,000    $   1,000,000
                  Accrued expenses                                           480,000               --
                                                                       -------------    -------------

                  Net deferred tax asset                                   1,980,000        1,000,000

                  Less valuation allowance                                (1,980,000)      (1,000,000)
                                                                       -------------    -------------

                                                                       $          --    $          --
                                                                       =============    =============

                                                                                          (continued)

                           WorldCast Interactive, Inc.

                          NOTES TO FINANCIAL STATEMENTS

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

     As a result of the sale of shares from WVE to Palm Bay Capital, WVE forgave a note in the amount of $429,851 from the Company. Since WVE was a major shareholder, this forgiveness of debt was recorded as additional paid in capital.

     The Company owes $163,000 and $360,324, to two financial institutions which are both owned by a shareholder of the Company.

NOTE G - NOTES PAYABLE

     The following is a summary of Notes Payable at December 31, 1999 and 1998:

                                                                                  1999              1998
                                                                              -------------    -------------
         Unsecured  note payable,  to a financial  institution  dated
         September   11,  1996  with  monthly   payments  of  $10,402
         including  interest  at the rate of 12% per  annum.  Matures
         January  2003.   The  Company  has  not  made  the  required
         payments and is currently in default of this loan.                  $     360,324      $    395,000



                                                                                                  (continued)


                           WorldCast Interactive, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE G - NOTES PAYABLE - Continued

                                                                                 1999               1998
                                                                             -------------      ------------
         Unsecured note payable,  to a financial  institution,  dated
         June 12,  1998 with  monthly  payments  of $4,292  including interest  at a  rate  of  12%.  Matures  January  2003.  The
         Company  has  not  made  the   required   payments   and  is
         currently in default of this loan.                                  $     163,000      $    163,000

         Noninterest  bearing,  unsecured  note  payable  to a former
         shareholder, due upon demand.                                                  --             5,000
                                                                             -------------     -------------
                                                                                   523,324           563,000
         Less:  current portion                                                         --           105,424
                                                                             -------------     -------------

                                                                             $     523,324     $     457,576
                                                                             =============     =============

NOTE H - ACCRUED PAYROLL TAXES

     The Company has not paid Federal payroll taxes on a timely basis. Total payroll tax liability at December 31, 1999 amounted to $138,057 which includes $42,901 in estimated penalties and interest.

NOTE I - DUE TO OFFICERS

     Due to officers consist of loans to the Company by certain officers of the Company. The notes are non-interest bearing and is due upon demand. The Company intends to pay the notes in full in 2000.

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

                          NOTES TO FINANCIAL STATEMENTS

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

                          NOTES TO FINANCIAL STATEMENTS

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

                          NOTES TO FINANCIAL STATEMENTS

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

NOTE N - ACQUISITION OF ASSETS

     In January, 1999, the Company entered into an agreement to purchase the assets of Satellite Technology, Inc. (STI), a former distributor/dealer for the Company. STI is a distributor of satellite space scanners and antenna control units. The agreement included the issuance of 200,000 shares of common stock and promissory note in the amount of $160,347 for the assets of STI. The note bears interest at a rate of prime plus 2%, with monthly principal payments of $20,049 beginning no later than May 5, 1999 (unless additional funding becomes available sooner to the maker after the contemplated offering pursuant to Rule 504 of Regulation D under the Securities Act of 1933, in which case the first payment shall be due within 15 days of the date such funds become available). The note shall mature, and any remaining principle and accrued but unpaid interest shall be due and payable on January 5, 2000. At December 31, 1999, the Company has not made the required monthly principal payments under the terms of the loan and therefore is currently in default on this loan. In addition, the contemplated offering pursuant to Rule 504 of Regulation D did not materialize.

                           WorldCast Interactive, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE O - WARRANTS

     In connection with the Bridge Financing between the Company, Celerity Systems and a private investor (see Note J), the Company issued warrants to the underwriters of the transaction. The Company issued two warrants each giving the holder the right to 100,000 shares of the Company's common stock at an exercise price of $1.50 per share.

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