Form 10QSB/A
period 2000-03-31
WORLDCAST INTERACTIVE INC
filed 2000-06-26
CIK 1101585

Amendment No. 1
                                       to
                                   FORM 10-QSB


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


            20283 State Road 7, Suite 300, Boca Raton, Florida 33498
            --------------------=----------------------------- -----
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

Yes  [ ]     No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS


As of March 31, 2000, there were 21,746,440 shares of Common Stock, par value $.001 per share outstanding.

                           WORLDCAST INTERACTIVE, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 2000 (UNAUDITED) AND
                                DECEMBER 31, 1999

                           WORLDCAST INTERACTIVE, INC.


                                      INDEX


Part I.           Financial Information


Item 1.           Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.          Other Information



                           Consolidated Balance Sheets

                                   A S S E T S

                                                                 March 31, 2000   December 31, 1999
                                                                   (Unaudited)
                                                                   -----------    -----------------
Current Assets:
   Cash and cash equivalents                                      $     1,230        $     1,017
   Accounts receivable, net                                                --              2,255
                                                                  -----------        -----------

         Total Current Assets                                           1,230              3,272

Property and Equipment, net                                            49,431             51,931

                                                                  -----------        -----------
         Total assets                                             $    50,661        $    55,203
                                                                  ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                          $ 1,003,664        $ 2,199,050
   Warranty liability                                                 447,000            447,000
   Due to 0fficers                                                     18,956            221,586
   Notes payable-related party                                             --
                                                                                         523,324
   Notes payable-STI                                                       --            150,347
   Bridge financing                                                        --
                                                                                         588,000
                                                                  -----------        -----------

         Total Current Liabilities                                  1,469,620          4,129,307
                                                                  -----------        -----------


Stockholders' Equity:
   Preferred stock,$.001 par value,5,000,000 authorized,
   None issued                                                             --                 --
   Common stock,$.001 par value, 100,000,000 authorized,
   21,746,440 and 9,481,195 shares issued and outstanding as of
   March 31,2000 and December 31,1999, respectively                    50,190             37,925
   Additional paid-in capital                                       7,821,437          4,603,214
   Notes receivable-officers                                       (1,808,560)        (1,808,560)
   Accumulated deficit                                             (7,482,026)        (6,906,683)
                                                                  -----------        -----------

         Total Stockholders' deficit                               (1,418,959)        (4,074,104)
                                                                  -----------        -----------

         Total liabilities and shareholders' deficit              $    50,661        $    55,203
                                                                  ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.


                           WORLDCAST INTERACTIVE, INC.

                      Consolidated Statements of Operations

                                                                            Three Months Ended
                                                                                March 31,
                                                                       -----------    -----------
                                                                          2000           1999
                                                                       (Unaudited)    (Unaudited)
Sales                                                                  $        --    $    37,297
Cost of goods sold                                                              --         53,862
                                                                       -----------    -----------

Gross margin                                                                    --        (16,565)
                                                                       -----------    -----------

Selling, general and administrative expenses                               357,775        561,756
                                                                       -----------    -----------
         Operating loss                                                    357,775       (578,321)
                                                                       -----------    -----------


Other Income (Expenses):
  Other, net                                                                    --             --
  Interest expense                                                        (217,568)       (40,250)
                                                                       -----------    -----------

                                                                          (217,568)       (40,250)
                                                                       -----------    -----------

         Net loss                                                      $  (575,343)   $  (618,571)
                                                                       ===========    ===========


Net loss per share of common Stock-Basic                               $     (0.06)   $     (0.14)
                                                                       ===========    ===========


Weighted average common shares Outstanding-Basic                         9,613,079      4,471,674
                                                                       ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                           WORLDCAST INTERACTIVE, INC.
                 Consolidated Statements of Stockholders' Equity




                                                            Additional      Notes                        Total
                                  Common         Stock        Paid-in     Receivable    Accumulated   Stockholders'
                                  Shares         Amount       Capital     Officer's       Deficit        Equity
                               -----------   -----------   -----------   ------------   ------------   -----------
Balance at December 31, 1999     9,481,195   $    37,925   $ 4,603,214   $(1,808,560)   $(6,906,683)   $(4,074,104)

Net loss                                --            --            --            --       (575,343)      (575,343)
Conversion of debt&payables     12,265,245        12,265     3,218,223            --             --      3,230,488
                               -----------   -----------   -----------   -----------    -----------    -----------


Balance at March 31, 2000       21,746,440   $    50,190   $ 7,821,437   $(1,808,560)   $(7,482,026)   $(1,418,959)
                               ===========   ===========   ===========   ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.



                             WORLDCAST INTERACTIVE,INC.
                          Consolidated Statements of Cash Flows


                                                                  Three Months Ended
                                                              ---------------------------
                                                                        March 31,
                                                                   2000          1999
                                                               (Unaudited)    (Unaudited)
                                                              ------------  -------------
Cash Flows from Operating Activities:
   Net loss                                                   $(575,343)      $(618,571)
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation                                                 2,500           6,350
     Common stock issued for services                           250,000         151,330
     Common stock issued for interest                           217,568              --
         Changes in assets and liabilities:
       Decrease (increase) in operating assets:
         Accounts receivable, net                                 2,255          (4,114)
         Inventory                                                   --          44,902
         Prepaid expenses & other current assets                     --         (48,601)

       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                  (51,567)         64,085
    Total adjustments                                           420,756         213,952
                                                              ---------       ---------

Net Cash (Used in) Operating Activities                        (154,587)       (404,619)
                                                              ---------       ---------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                             --         (14,449)
                                                              ---------       ---------






                             WORLDCAST INTERACTIVE, INC.

                Consolidated Statements of Cash Flows (Continued)


                                                              Three Months Ended
                                                           -------------------------
                                                                     March 31,
                                                              2000         1999
                                                           (Unaudited)   (Unaudited)
                                                           -----------   -----------

Cash Flows from Financing Activities:
   Repayment of notes payable                               $       --   $  (25,801)
   Proceeds from sale of common stock                               --      431,569
   Proceeds from short term loan                               125,800           --
   Proceeds from stockholder loan                               29,000           --
                                                            ----------   ----------

Net Cash Provided by Financing Activities                      154,800      405,768
                                                            ----------   ----------

Increase (decrease)in Cash and Cash Equivalents                    213      (13,300)

Cash and Cash Equivalents - Beginning of Period                  1,017       25,574
                                                            ----------   ----------

Cash and Cash Equivalents - End of Period                   $    1,230   $   12,274
                                                            ==========   ==========

Supplemental Disclosure of Non-Cash Financing Activities:
   Issuance of common stock in connection with
   debt, acounts payable, accrued expenses and
   accrued payroll employees and officer's
   conversion of debt                                       $3,230,488
                                                            ----------


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

         During the three months ended March 31,2000 the Company continued to manage the Space Scanner warranty claims as it further negotiated with the manufacturer, galaxis GmbH of Germany. The Company had agreed per the non-binding memorandum of understanding, to provide assistance on accounting reconciliation to galaxis in managing the Space Scanner warranty claims prior to executing a binding settlement.

         Negotiations have continued with galaxis to resolve all warranty claims. To date the Company has not resolved these warranty claims.

         Management has been evaluating new business opportunities for the Company to enter the commercial market place for convergence integration of voice, data, multimedia and fax.

         The Company has ended its relationship with Golden Sky Systems, Inc. Discontinuing this relationship is consistent with the Company's present business plan to pursue opportunities in the commercial market rather than residential.

         The Company has met with data network and telecommunication infrastructure providers such as Cisco Systems to discuss channel partner and reseller agreements of their equipment and services. A Cisco Channel Partner is a business which provides the necessary services and products to design, install and maintain telephony and data networks of communications for businesses. Partners must demonstrate their ability to perform these responsibilities. Cisco Channel Partner is a Cisco Systems, Inc. reseller business program. Management believes it possesses the necessary skills and experience to serve as a Cisco Channel Partner. Financially, the Company will be required to purchase products through Cisco Systems' distributors. Management believes revenues derived as a Cisco Channel Partner will cover the Company's operational expenses. To date the Company is proceeding to formalize a reseller agreement with Cisco Systems, otherwise no other formal agreements have been entered into. These factors as well as the very severe capital restraints which the Company continues to operate under resulted in no sales during the quarter ending March 31, 2000. The

Company anticipates commencing its new business strategies and earning revenue during the second quarter of 2000. However there is no assurance that any will be realized.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Results of Operations


         Gross revenues decreased from $37,297 for the three months ended March 31, 1999 to no sales the three months ended March 31,2000, a decrease of $37,297 or 100%. A decline in sales for the three months ended March 31,2000 was prompted by Managements decision to not rely on the sale of the Space Scanner manufactured by galaxis and to direct resources into the convergence integration in the commercial market. The Company was in discussions with Cisco to become a channel partner to resell their network products and services into the commercial market.

         Cost of operations for the three months ended March 31,2000 decreased by $203,981 from $561,756 for the three months ended March 31,1999 to $357,775, a decrease of approximately 36 %. The reduction in operation costs is due to the reduction in staff, from 10 employees to 4 employees, and the relocation to a lower cost facility.

         Other income (expense) consisted of one component, interest expense as follows:

         Interest expense accrued on loans to financing companies and investors which increased by $177,318 to $217,568 in March 31,2000 from $40,250 in March 31,1999, or 441%. The increase is due primarily to the average outstanding balance of debt during the related periods.

         The net income ( loss ) for the period ended March 31,2000 was ($575,343) as compared to ($618,571) at March 31,1999,a decrease of $42,228 or approximately 6.8%.

Liquidity and Capital Resources


         Due to the severe capital restraints, the Company operates with 4 executive personnel whose compensation was accrued and subsequently converted into equity.

         Through March 31,2000, the Company completed several agreements with debt holders, executive management and former employees which converted liabilities totaling $2,454,824.00 into 10,541,547 shares of the Company's stock at an average price of $.23 per share. An additional $775,664.00 in liabilities were subsequently converted to 1,723,698 shares of the Company's stock as of April 7, 2000. These transactions were made in reliance of the exemption from registration provided by Section 4(2) of the Securities Act.

         The Company raised a total of approximately $153,000 to fund operations. The capital was obtained from a private investor ($124,000) and a related party ($29,000). On March 15, 2000, these investments were converted at

$.1875 per share in reliance of the exemption from registration provided by
Section 4(2) of the Securities Act. The conversion equated to 661,333 shares of common stock for the $124,000.00 loan and 154,667 shares of common stock for the $29,000.00

William Tessaro, the Company's Chief Technical Officer loaned the Company an aggregate of $171,204 in 1998. Mr. Tessaro has converted the outstanding amount of the loan including interest ($208,000.00) into 1,264,000 shares of the Company's common stock. This conversion was made in reliance of the exemption provided by Section 4(2) of the Securities Act.

Federal Payroll Taxes

As of March 31, 2000 the Company had a federal payroll tax deficiency of $55,650. No penalties have been assessed, nor has any action been taken.

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

                              WORDLCAST INTERACTIVE, INC.




                              By: /s/ Ahmad Moradi
                              --------------------
                              Ahmad Moradi, Chairman of the Board
                              and Chief Executive Officer




                              By: Robert S. Kelner
                              Robert S. Kelner, Chief Operating Officer,
                              Chief Financial Officer
                              (authorized Officer and Chief Accounting Officer)


DATED:  June 26, 2000