Form 10QSB
period 2000-06-30
WORLDCAST INTERACTIVE INC
filed 2000-08-22
CIK 1101585

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000.

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ___________ to _______________.

                        Commission file number: 000-28743

                           WORLDCAST INTERACTIVE, INC.

             (Exact name of registrant as specified in its charter)

                 FLORIDA                                   65-06939498
     ------------------------------              ------------------------------
     State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization                     Identification No.)

         2821 East Commercial Blvd., Suite 202, FT. Lauderdale, FL 33308

               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (954) 771-7950

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

As of June 30, 2000, there were 23,695,664 shares of Common Stock, par value $.001 per share outstanding.

                           WORLDCAST INTERACTIVE, INC.

                                      INDEX

Part I.           Financial Information

Item 1.           Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          Other Information

                           Consolidated Balance Sheets

                                   A S S E T S

                                                                  June 30, 2000   December 31, 1999
                                                                  (Unaudited)
                                                                  -----------     -----------------
Current Assets:
   Cash and cash equivalents                                      $    54,283        $     1,017
   Accounts receivable, net                                                --              2,255
                                                                  -----------        -----------
         Total Current Assets                                          54,283              3,272

Property and Equipment, net                                            46,931             51,931
Investment in CableTech, Inc.                                         259,323                 --
                                                                  -----------        -----------
         Total assets                                             $   360,537        $    55,203
                                                                  ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                          $   991,885        $ 2,199,050
   Warranty liability                                                 365,167            447,000
   Due to officers                                                     23,687            221,586
   Notes payable-related party                                         30,000                 --
   Notes payable                                                           --            523,324

   Notes payable-STI                                                       --            150,347
   Bridge financing                                                        --            588,000
                                                                  -----------        -----------

         Total Current Liabilities                                  1,410,739          4,129,307
                                                                  -----------        -----------


Stockholders' Equity:
   Series B convertible preferred stock,$.001 par value,
   5,000,000 authorized, none issued                                       --                 --
   Common stock,$.001 par value, 100,000,000 authorized,
   23,695,664 and 9,481,195 shares issued and outstanding as of
   June 30,2000 and December 31,1999, respectively                     51,959             37,925
   Additional paid-in capital                                       8,385,401          4,603,214
   Notes receivable-officers                                       (1,682,374)        (1,808,560)
   Accumulated deficit                                             (7,805,188)        (6,906,683)
                                                                  -----------        -----------

         Total Stockholders' deficit                               (1,050,202)        (4,074,104)
                                                                  -----------        -----------

         Total liabilities and shareholders' deficit              $   360,537        $    55,203
                                                                  ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           WORLDCAST INTERACTIVE, INC.

                      Consolidated Statements of Operations

                                              Six Months Ended            Three Months Ended
                                                  June 30,                      June 30,
                                         --------------------------    --------------------------
                                             2000          1999           2000           1999
                                         (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Sales                                    $        --    $   100,947    $        --    $    63,650
Cost of goods sold                                --        181,514             --        127,652
                                         -----------    -----------    -----------    -----------

Gross margin                                      --        (80,567)            --        (64,002)
                                         -----------    -----------    -----------    -----------
Selling, general and
  administrative expenses                    663,311        705,941        305,535        255,410
                                         -----------    -----------    -----------    -----------
         Operating loss                    (761,311)       (786,508)      (403,535)      (319,412)
                                         -----------    -----------    -----------    -----------


Other Income (Expenses):
  Other, net                                      --             --             --             --
  Interest expense                          (235,194)        (3,820)       (17,626)        (3,594)
                                         -----------    -----------    -----------    -----------

                                            (235,194)        (3,820)       (17,626)        (3,594)
                                         -----------    -----------    -----------    -----------
         Net loss                        $  (898,505)      (790,328)   $  (323,161)   $  (323,006)
                                         ===========    ===========    ===========    ===========


Net loss per share of
  common Stock-Basic                     $     (0.06)   $     (0.12)   $     (0.01)   $     (0.04)
                                         ===========    ===========    ===========    ===========

Weighted average common
  shares Outstanding-Basic                16,250,081      7,025,416     22,893,888      9,449,173
                                         ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                        WORLDCAST INTERACTIVE, INC.
                             Consolidated Statements of Stockholders' Equity

                                                            Additional    Notes                       Total
                                  Common         Stock        Paid-in     Receivable    Accumulated   Stockholders'
                                  Shares         Amount       Capital     Officers      Deficit       Equity
                               -----------   -----------   -----------   ------------   ------------   -----------
Balance at December 31, 1999     9,481,195   $    37,925   $ 4,603,214   $(1,808,560)   $(6,906,683)   $(4,074,104)

Net loss                                --            --            --            --       (575,343)      (575,343)
Conversion of debt&payables     12,265,245        12,265     3,218,223            --             --      3,230,488
                               -----------   -----------   -----------   -----------    -----------    -----------

Balance at March 31, 2000       21,746,440   $    50,190   $ 7,821,437   $(1,808,560)   $(7,482,026)   $(1,418,959)

Net loss                                --            --            --            --       (323,161)      (323,161)
Repayment of notes receivable,
Officers                                                                                   126,186
Conversion of debt&payables      1,949,223         1,769       563,964            --             --        691,919
                               -----------   -----------   -----------   -----------    -----------    -----------

Balance at June 30, 2000        23,695,664   $    51,959   $ 8,385,401   $(1,682,374)   $(7,805,188)   $(1,050,202)
                               ===========   ===========   ===========   ===========    ===========    ===========







The accompanying notes are an integral part of these consolidated financial statements.

                              WORLDCAST INTERACTIVE, INC.
                          Consolidated Statements of Cash Flows


                                                                         Six Months Ended
                                                                   ---------------------------
                                                                             June 30,
                                                                        2000          1999
                                                                    (Unaudited)    (Unaudited)
                                                                   ------------  -------------
Cash Flows from Operating Activities:
   Net loss                                                      $  (898,505)      $(790,328)
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation                                                      5,000              --
     Common stock issued for services                                404,895         151,328
     Common stock issued for interest                                235,194              --

         Changes in assets and liabilities:
       Decrease (increase) in operating assets:
         Accounts receivable, net                                      2,255          (5,961)
         Inventory                                                        --          11,545
         Prepaid expenses & other current assets                          --         (91,933)

       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                       227,762         252,642
                                                                 -----------       ---------
    Total adjustments                                                965,742         317,621
                                                                 -----------       ---------
Net Cash (Used in) Operating Activities                              (23,399)       (472,707)
                                                                 -----------       ---------
Cash Flows from Investing Activities:
   Acquisition of property and equipment                                  --         (19,466)
   Investment in Cable Tech, Inc.                                   (234,323)             --
                                                                 -----------       ---------
Net Cash (Used in) Investing Activities                             (234,323)        (19,466)
                                                                 -----------       ---------


                             WORLDCAST INTERACTIVE, INC.

                                                              Six Months Ended
                                                          ------------------------
                                                                   June 30,
                                                              2000         1999
                                                          (Unaudited)   (Unaudited)
                                                          -----------   ----------
Cash Flows from Financing Activities:
   Repayment of notes payable                              $       --   $  (20,801)
   (Increase)/decrease in receivable-officers                 126,188   (1,808,560)
   Proceeds from sale of common stock                              --    1,995,244
   Proceeds from short term loans                             155,800      260,822
   Proceeds from stockholder loan                              29,000       34,500
                                                           ----------   ----------

Net Cash Provided by Financing Activities                     310,988      461,205
                                                           ----------   ----------

Increase (decrease)in Cash and Cash Equivalents                53,266      (30,968)

Cash and Cash Equivalents - Beginning of Period                 1,017       25,574
                                                           ----------   ----------

Cash and Cash Equivalents - End of Period                  $   54,283   $   (5,394)
                                                           ==========   ==========

Supplemental Disclosure of Non-Cash Financing Activities:
   Issuance of common stock in connection with the
   settlement of debt, accounts payable, accrued
   expenses and accrued payroll                             $3,811,223
                                                            ----------

                           WORLDCAST INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

On November 9, 1999, FutureTrak International, Inc. changed its name to WorldCast Interactive, Inc. WorldCast Interactive, Inc. and Subsidiaries (the "Company") is in the business of providing mobile satellite antennas to the yachting industry allowing the yachts to receive satellite transmissions while at sea. Beginning in fiscal 1999, the Company changed their business approach to providing wiring infrastructure to multi-housing communities, which enables the tenants to obtain Direct TV and high speed internet access. As a result of limited operating capital, the Company's operations were severely limited to focusing on it's acquisition of Cable Tech, Inc. and it's wholly owned subsidiary. As discussed in Note 2, the Company completed the acquisition of Cable Tech on August 17, 2000.

ESTIMATES

In preparing financial statements in accordance with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEPRECIATION

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed by using the straight-line method over the estimated useful life of the related assets, which are as follows:

                                                              Years
                                                              -----
                  Computer equipment                           3-5
                  Office equipment                               5
                  Furniture and fixtures                         7

For income tax purposes, accelerated methods of depreciation are generally used. Deferred income taxes are provided for the difference between depreciation expense for tax and financial reporting purposes.

LOSS PER SHARE

Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. Dilutive EPS has not been presented because common stock equivalents would be anti-dilutive in 2000 and 1999.

INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The annual financial statements of the Company as of December 30, 1999 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the consolidated financial position of WorldCast Interactive, Inc. as of June 30, 2000 and the results of their operations for the six months and three months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2000.

NOTE 2:  ACQUISITION

On August 17,2000 the Company completed the execution of a amended merger agreement resulting in the acquisition of all of the outstanding common stock CableTech, Inc. and its wholly-owned subsidiary, Lyncs Technologies, Inc. in exchange for 865,067 shares of the Company's Series B Convertible Preferred Stock. The owners of Series B Convertible Shares are entitled to convert those preferred shares to common shares on a semi-annual basis. Each preferred share has voting rights equivalent to 4.6245 shares of WorldCast common stock and shall be converted into 4.6245 shares of WorldCast common stock upon the election of the preferred shareholder. Preferred shareholders are also provided with liquidation preferences in the amount equal to $9.25 per share, adjusted to reflect a price increase of 10% per annum, compounded daily, plus any and all accrued and unpaid dividends. The preferred shareholders shall elect a majority of WorldCast's board of directors if WorldCast fails to obtain the following requirements by June 30, 2001:

1 obtaining of $5,000,000 of equity capital;

2 increase Cable Tech's "run rate", as defined, by $5,000,000 by June 30, 2001;

3 obtain a listing of the Company's common stock on the OTC bulletin Board; and

4 settle all Cable Tech debts and obligations secured by the former Cable Tech's sole shareholder's personal guarantee or surety agreements existing as of June 30, 2000.

If The Company fails to meet the aforementioned requirements by June 30, 2001, the Series B Preferred shareholders will retain the right to elect a majority of the board of directors until such requirements are satisfied.

In connection with the execution of the Merger agreement, the Company, Perrins Management Corporation ("Consultant") and Robert H. Perrins, Jr.(Former Sole shareholder of Cable Tech, Inc. ), entered into a Consulting Agreement ("Consulting Agreement"). Under this Agreement, the Consultant shall provide consulting services to WorldCast for a period of two years commencing July 1, 2000. In consideration of the services, Mr. Perrins shall be granted and issued seven million seven hundred sixty thousand units of the Company's share appreciation rights ("SAR") convertible after June 30,2001 into seven million seven hundred sixty thousand shares of the Company's common stock at a conversion ratio of 1:1 or, at the sole election of Mr. Perrins, each SAR unit may be converted into cash at the rate of $.40 per SAR unit, subject to a claw-back provision set forth in the Consulting Agreement. The claw-back provision provides that in the event that the share price of the Company's common stock is $2.00 per share or more for a fifteen day consecutive period within the quarter ending July 1, 2001, then 3,000,000 of the 7,760,000 SAR units issued to Mr. Perrins will be canceled. In further consideration of the services to be provided by the Consultant, WorldCast shall pay the Consultant a consulting fee of $20,833 per month for the term of the agreement.

The Company has valued the total consideration given including the SAR's not subject to the claw back provision at $5,904,502 and will account for the acquisition as purchase. The SAR's subject to the claw back provisions are considered contingent consideration and the value of any these which remain outstanding after June 30, 2001 will be added to the purchase price for Cable Tech, Inc. The operations of Cable Tech and its wholly owned subsidiary will be included with the Company's from the acquisition date forward.

As of June 30,2000 the Company has incurred $259,323 in connection with the acquisition Cable Tech, Inc. These costs are in addition to the consideration given as described above.

On August 17,2000 the Company, Perrins Management Corporation, and Robert H. Perrins, Jr., entered into a financial accommodation agreement pursuant to which the Company will issue Mr. Perrins 1,187,104 shares of the Company's common stock, in lieu of and in full satisfaction of a repayment of a loan payable by Cable Tech, Inc to Mr. Perrins in the amount of $454,008.


NOTE 3:  SETTLEMENT OF DEBT

During the six months ended June 30, 2000, the Company issued 14,274,457 shares of stock in settlement of debt and services amounting to $3,811,223 representing $149,313 of accounts payable, $1,554,951 of notes payable and bridge financing, $237,000 of due to officers, $1,190,500 of accrued payroll, $ of services, and $235,194 of interest.

NOTE 4:  NOTES PAYABLE

During April 2000 a shareholder loaned the Company $30,000. The loan is payable on demand and bears interest at 8%. Interest is payable with the repayment of the principal. As of the date of the filing the shareholder has not request repayment of the loan.

NOTE 5:  CONSULTING AGREEMENTS

WorldCast engaged the professional services of George Bassett and his firm, Basscor as an independent financial consultant to help facilitate capital formation. The terms of this consulting agreement are two six month periods commencing May 15,2000 with a $10,000 monthly fee convertible into common shares of the Company at a 25% discount to the ten previous days ask-bid average.

WorldCast rescinded the Equity Investment Line Agreement with EuroFund Derivatives Limited of Edinburgh, UK on June 19,2000 when funding did not appear to be available per the terms and conditions of the agreement.

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

During the six months ended June 30,2000 the Company continued to manage the Space Scanner warranty claims as it further negotiated with the manufacturer, galaxis GmbH of Germany. The Company had agreed per a non-binding memorandum of understanding, to provide assistance on accounting reconciliation to galaxis in managing the Space Scanner warranty claims prior to executing a binding settlement.

Galaxis GmbH, the manufacturer of the Space Scanner proposed a settlement offer with the owners of defective Space Scanners. The galaxis GmbH settlement offer proposes three options;(i) to refund to the owner the lesser of 80% paid or $1,800 per Space Scanner;(ii) upgrade the owner to an advance in motion system; or(iii) upgrade the owner to the most advanced in motion system. All three options requires the owners of Space Scanners to execute a complete release of any further claims and to return the Space Scanner to a designated warehouse. Galaxis GmbH in preparing to receive back Space Scanners as a result of this settlement proposal has executed an agreement with a public storage facility to manage the receipt of the Space Scanners and to store them. Galaxis GmbH escrowed with the Company's California legal counsel sufficient funds to pay the single largest warranty claim.

As discussed in Item 5 and Note 2 to the financial statements on August 17,2000, the Company completed the acquisition of Cable Tech, Inc. and its wholly owned subsidiary. Cable Tech is a LUCENT BusinessPartner and provides telephony and data networking infrastructure to customers in San Jose, California and the surrounding 50 miles, better known as Silicon Valley. The operations of Cable Tech and its wholly owned subsidiary will be included in the Company's consolidated financial statements from the date of acquisition.

SIX AND THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX AND THREE MONTHS ENDED JUNE 30, 1999

Results of Operations

         Gross revenues decreased from $100,947 and $63,650 for the six and three months ended June 30, 1999, respectfully, to no sales for the six and three months ended June 30, 2000, a decrease of 100%. A decline in sales for the six and three month periods ended June 30, 2000 was prompted by

Management's decision to pursue its acquisition of Cable Tech and Subsidiary, which was completed on August 17, 2000, as well as discontinuing sales of the Space Scanner manufactured by Galaxis.

         Selling, General and Administrative expenses for the six and three month periods ended June 30, 2000 decreased by $42,630 and increased by $50,125 respectively from $705,941 and $255,410 respectively for the six and three months ended June 30, 1999, an decrease of approximately 6% and an increase of approximately 20%, respectively. The fluctuation is primarily the result of decreased payroll expense associated with a reduction of employees, as well as the costs associated with the initial investigation of Cable Tech, consulting fees associated with tax planning and legal and accounting fees associated with the reporting and listing requirements of being a public company. The favorable warranty liability claim development of approximately $80,000 favorably impacts Selling, General and Administrative expenses.

         Other income (expense) consisted of two components, interest expense and a gain on warranty reserve as follows:

         Interest expense accrued on loans from financing companies and investors, which increased by $231,374 to $235,194 in the six months ending June 30,2000 from $3,820 in June 30,1999. The increase is due primarily to the average outstanding balance of debt during the related periods.

         The net loss for the six months ended June 30, 2000 was ($898,505) as compared to ($790,328) at June 30, 1999, an increase of $108,177 or approximately 14%.

Liquidity and Capital Resources

         Due to the severe capital restraints during the six months ended June 30, 2000, the Company employed 4 executive personnel whose compensation was accrued and subsequently converted into equity.

         Through June 30, 2000 the Company completed several agreements with debt holders, executive management and former employees which converted liabilities totaling $3,811,223 into 14,274,457 shares of the Company's stock at an average price of $.23 per share. These transactions were made in reliance of the exemption from registration provided by Section 4(2) of the Securities Act.

         The Company, to date, has experienced severe negative cash flows and has met its cash requirements by issuing its securities. Additional funds were generated by borrowings of approximately $183,000. The capital was obtained from two private investors ($154,000) and a related party ($29,000). On March 15, 2000, these liabilities were converted at $.1875 per share in reliance of the exemption from registration provided by Section 4(2) of the Securities Act. The conversion equated to 661,333 shares of common stock for the $124,000 loan and 154,667 shares of common stock for the $29,000. As of June 30, 2000, a note payable of $30,000 remained outstanding. The note accrues interest at 8% per annum and is due upon demand.

The Company as of June 30, 2000 has negative working capital of $1,446,456. The Company anticipates that it will need to raise additional funds through private or public offerings or additional borrowings to sustain its operations. There can be no assurances that the Company will be able to obtain financing on acceptable terms.

William Tessaro, the Company's Chief Technical Officer loaned the Company an aggregate of $171,204 in 1998. Mr. Tessaro has converted the outstanding amount of the loan including interest ($208,000) into 1,264,000 shares of the Company's common stock. This conversion was made in reliance of the exemption provided by Section 4(2) of the Securities Act.

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

Part II: Other Information

ITEM 1:  Legal Proceedings

         WorldCast and certain of its officers were named defendants in a warranty claim action brought by Charter Memories, Inc. Per the Company's legal counsel's opinion, it appears that the Company's warranty obligations to Charter Memories is limited to its contractual obligation of $43,000 for the value of the Space Scanners. Charter Memories had added to their litigation lost profit and other related costs whereby their claim for damages approximated $98,000. Galaxis GmbH has placed in escrow with the Company's legal counsel US$50,000 to satisfy this claim.

ITEM 2:  Changes in Securities and Use of Proceeds
         None


ITEM 3:  Defaults upon Senior Securities
         None

ITEM 4:  Submission of Matters to a Vote of Securities Holders
         None

ITEM 5:  Other Information

         On July 18,2000 the Company's CEO resigned. The Company and the CEO are presently working on an amicable separation agreement. This reduction will result in an annual savings and benefits of approximately $250,000.

         WorldCast and its wholly-owned subsidiary, ConvergIT, Inc. ("ConvergIT"), have entered into an Agreement and Plan of Merger, originally dated May 8, 2000 ("Merger Agreement") with Cable Tech, Inc. ("Cable Tech") and Cable Tech's wholly-owned subsidiary, Lyncs Technologies, Inc. ("Lyncs Technologies"). The Merger Agreement provided, among other things that upon the terms and subject to conditions therein, for the merger of ConvergIT into Cable Tech. Cable Tech, the surviving corporation, became a wholly owned subsidiary of WorldCast. Cable Tech and ConvergIT made the appropriate filings to complete the Merger Agreement with the State of Florida on August 17, 2000.

         Under the Merger Agreement, all of the shares of capital stock of Cable Tech issued and outstanding are exchanged for 865,067 shares of Series B Convertible Preferred Stock of WorldCast. The owners of Series B Convertible Shares are entitled to convert those preferred shares to common shares on a semi-annual basis. Each preferred share has voting rights equivalent to 4.6245 shares of WorldCast common stock and shall be converted into 4.6245 shares of WorldCast common stock upon the election of the preferred shareholder. Preferred shareholders are also provided with liquidation preferences in the amount equal to $9.25 per share, adjusted to reflect a price increase of 10% per annum, compounded daily, plus any and all accrued and unpaid dividends. The preferred shareholders shall elect a majority of WorldCast's board of directors if WorldCast fails to obtain the following requirements by June 30, 2001:

         1. obtaining of $5,000,000 of funding;

         2. increase Cable Tech's "run rate" by $5,000,000 during the 12 month period ended June 30, 2001;

         3. obtain a listing of WorldCast's common stock on the OTC bulletin Board; and

         4. settle all Cable Tech debts and obligations secured by Bob Perrins' personal guarantee or surety agreements existing as of June 30, 2000.

         If WorldCast fails to obtain the requirements by June 30, 2001, the preferred shareholders will retain the right to elect a majority of the board of directors until the Company satisfies the above requirements.

         In connection with the execution of the Merger Agreement, WorldCast, Perrins Management Corporation ("Consultant") and Robert H. Perrins, Jr., entered into a Consulting Agreement ("Consulting Agreement"). Under this Agreement, the Consultant shall provide consulting services to WorldCast for a period of two years commencing July 1, 2000. In consideration of the services, Mr. Perrins shall be granted and issued seven million seven hundred sixty thousand units of WorldCast share appreciation rights ("SAR") convertible into seven million seven hundred sixty thousand shares of common stock of WorldCast at a conversion ratio of 1:1 or, at the sole election of Mr. Perrins, each SAR unit may be converted into cash at the rate of $.40 per SAR unit, subject to a claw-back provision set forth in the Consulting Agreement. The claw-back provision provides that in the event that the share price of common stock of WorldCast is $2.00 per share or more for a fifteen day consecutive period within the quarter ending July 1, 2001, then 3,000,000 of the 7,760,000 SAR units issued to Bob Perrins will be canceled and the total consideration Bob Perrins is entitled will be the remaining 4,760,000 SAR units. In further consideration of the services to be provided by the Consultant, WorldCast shall pay the Consultant a consulting fee of $20,833 per month for an additional term of 2.

         In addition, WorldCast, Perrins Management Corporation, and Robert H. Perrins, Jr., entered into a financial accommodation agreement pursuant to which WorldCast will issue Mr. Perrins 1,187,104 shares of WorldCast common stock, in lieu of and in full satisfaction of a repayment of a loan payable to Mr. Perrins in the amount of $454,008.39.

         The foregoing summary of the merger is qualified in its entirety by reference to a current report to be filed on form 8-K within fifteen days of the closing of the merger.

                              WORLDCAST INTERACTIVE

ITEM 6  -  Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-B

      27   Financial Data Schedule

(b)   Reports on Form 8-K

      None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the Registrant as of August 21,2000.

                         WORDLCAST INTERACTIVE, INC.


                         By: /s/ Robert S. Kelner
                             ---------------------------------------------------
                         Robert S. Kelner, President, Chief Operating Officer, Interim Chief Financial Officer (authorized Officer and Chief Accounting Officer)