Form 10QSB
period 2000-09-30
WORLDCAST INTERACTIVE INC
filed 2000-12-20
CIK 1101585

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000.

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ___________ to _______________.

                        Commission file number: 000-28743

                           WORLDCAST INTERACTIVE, INC.

             (Exact name of registrant as specified in its charter)

               FLORIDA                                       65-06939498
      ---------------------                          -----------------------
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

As of September 30, 2000, there were 25,023,443 shares of Common Stock, par value $.001 per share, and 865,067 shares of Series B Preferred Stock, par value $.001 outstanding.

                           WORLDCAST INTERACTIVE, INC.

                                      INDEX

Part I.           Financial Information

Item 1.           Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          Other Information

                      Unaudited Consolidated Balance Sheets

                                                                September 30,         December 31,
                                                                     2000                1999
                                                                 ------------        ------------
                                                                  (Unaudited)
                                   A S S E T S

Current Assets:
   Cash and cash equivalents                                      $   241,973        $     1,017
   Accounts receivable, net                                         1,715,420              2,255
   Work in process                                                     73,228                 --
   Note receivable, related party                                       5,000                 --
   Other current assets                                               141,220                 --
                                                                  -----------        -----------
         Total Current Assets                                       2,186,840              3,272

Property and Equipment, net                                            66,278             51,931
Goodwill, net                                                       4,855,398                 --
Other non-current assets                                               92,749                 --
                                                                  -----------        -----------
         Total assets                                             $ 7,191,265        $    55,203
                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                          $ 3,359,555        $ 2,199,050
   Warranty liability                                                 365,167            447,000
   Due to officers                                                     23,687            221,586
   Line of credit                                                     700,000                 --
   Current portion, notes payable                                      97,984            523,324
   Current portion, deferred compensation payable                     240,000                 --
   Notes payable-STI                                                       --            150,347
   Bridge financing                                                        --            588,000
                                                                  -----------        -----------
         Total Current Liabilities                                  4,786,393          4,129,307


   Deferred compensation payable, non-current                         787,204                 --
   Notes payable, non-current                                         493,752                 --
                                                                  -----------        -----------
           Total Liabilities                                        6,067,349          4,129,307
                                                                  -----------        -----------
Stockholders' Equity:
   Series B convertible preferred stock,$.001 par value,
   5,000,000 authorized, 865,067 issued                                   865                 --
   Common stock,$.001 par value, 100,000,000 authorized,
   25,023,443 and 9,481,195 shares issued and outstanding as of
   September 30, 2000 and December 31, 1999, respectively              53,287             37,925
   Additional paid-in capital                                      11,391,041          4,603,214
   Unamortized consulting - share appreciation rights                (316,603)                --
   Notes receivable-officers                                       (1,656,097)        (1,808,560)
   Interest receivable-notes receivable officers                     (244,558)                --
   Accumulated deficit                                             (8,104,019)        (6,906,683)
                                                                  -----------        -----------

         Total Stockholders'equity/(deficit )                       1,123,916         (4,074,104)
                                                                  -----------        -----------
         Total liabilities and shareholders' deficit              $ 7,191,265        $    55,203
                                                                  ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           WORLDCAST INTERACTIVE, INC.

                 Unaudited Consolidated Statements of Operations

                                              Nine Months Ended            Three Months Ended
                                                September 30,                 September 30,
                                         --------------------------    --------------------------
                                             2000          1999           2000           1999
                                         (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Sales                                    $ 1,679,849    $   152,031    $ 1,679,849    $    51,084
Cost of goods sold                         1,402,067        255,999      1,402,067         74,485
                                         -----------    -----------    -----------    -----------

Gross margin                                 277,782       (103,968)       277,782        (23,401)
                                         -----------    -----------    -----------    -----------

Selling, general and

  administrative expenses                  1,413,300      1,446,557        749,989        740,616
                                         -----------    -----------    -----------    -----------
         Operating loss                   (1,135,518)    (1,550,525)      (472,207)      (764,017)
                                         -----------    -----------    -----------    -----------


Other Income (Expenses):
  Other, net                                 245,617             --        245,617             --
  Interest expense                          (307,435)       (21,990)       (72,241)       (18,170)
                                         -----------    -----------    -----------    -----------

                                             (61,819)       (21,990)       173,375        (18,170)
                                         -----------    -----------    -----------    -----------

         Net loss                        $(1,197,336)   $(1,572,515)   $  (298,831)   $  (782,187)
                                         ===========    ===========    ===========    ===========


Net loss per share of
  common stock-Basic                     $     (0.11)   $     (0.22)   $     (0.01)   $     (0.08)
                                         ===========    ===========    ===========    ===========


Weighted average common

  shares outstanding-Basic                11,110,220      7,088,629     24,626,414      9,574,904
                                         ===========    ===========    ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      WORLDCAST INTERACTIVE, INC.
                       Unaudited Consolidated Statements of Stockholders' Equity

                                                            Additional    Notes                       Total
                                  Common         Stock        Paid-in     Receivable    Accumulated   Stockholders'
                                  Shares         Amount       Capital     Officers      Deficit       Equity
                               -----------   -----------   -----------   ------------   ------------   -----------
Balance at December 31, 1999     9,481,195   $    37,925   $ 4,603,214   $(1,808,560)   $(6,906,683)   $(4,074,104)

Net loss                                --            --            --            --       (575,343)      (575,343)
Conversion of debt&payables     12,265,245        12,265     3,218,223            --             --      3,230,488
                               -----------   -----------   -----------   -----------    -----------    -----------

Balance at March 31, 2000       21,746,440   $    50,190   $ 7,821,437   $(1,808,560)   $(7,482,026)   $(1,418,959)

Net loss                                --            --            --            --       (323,161)      (323,161)
Repayment of notes receivable,
Officers                                --            --            --       126,186             --        126,186
Conversion of debt&payables      1,949,223         1,769       563,964            --             --        691,919
                               -----------   -----------   -----------   -----------    -----------    -----------

Balance at June 30, 2000        23,695,664   $    51,959   $ 8,385,401   $(1,682,374)   $(7,805,188)   $(1,050,202)

Net loss                                --            --            --            --       (298,831)      (298,831)
Repayment of notes receivable,
Officers                                --            --            --        26,277             --         26,277
Accrued Interest - notes
Receivable officers                     --            --            --      (244,558)            --       (244,558)
Conversion of debt&payables      1,327,779         1,328       492,805            --             --        494,133
Issuance of Series B Preferred
And 4,760,000 SAR's                     --           865     2,512,835            --             --      2,513,700
                               -----------   -----------   -----------   -----------    -----------    -----------

Balance at September 30, 2000   25,023,443   $    54,152   $11,391,041   $(1,900,655)   $(8,104,019)   $(1,440,519)
                               ===========   ===========   ===========   ===========    ===========    ===========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              WORLDCAST INTERACTIVE, INC.
                          Unaudited Consolidated Statements of Cash Flows

                                                                   Nine Months Ended
                                                              ---------------------------
                                                                      September 30,
                                                                   2000          1999
                                                               (Unaudited)    (Unaudited)
                                                              ------------  -------------
Cash Flows from Operating Activities:
   Net loss                                                   $(1,197,336)     $(1,572,516)
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation                                                   7,889               --
     Amortization of goodwill                                      39,337               --
     Common stock issued for services                             473,895           30,800
     Common stock issued for interest                             224,562               --
     Cash balance of subsidiary on date of acquisition            117,699               --

     Changes in assets and liabilities:
       Decrease (increase) in operating assets:
         Accounts receivable, net                                 155,899          (13,520)
         Inventory                                                263,801           35,749
         Prepaid expenses & other current assets                  (86,169)        (223,224)
         Warranty claims liability                                (81,833)              --

       Increase (decrease) in operating liabilities:

         Accounts payable and accrued expenses                     13,317          470,510
                                                              -----------      -----------

    Total adjustments                                           1,128,397          300,315
                                                              -----------      -----------

Net Cash (Used in) Operating Activities                           (68,939)      (1,272,201)
                                                              -----------      -----------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                          (15,656)         (26,419)
   Research and development                                            --          (19,550)
                                                              -----------      -----------

Net Cash (Used in) Investing Activities                           (15,656)         (45,969)
                                                              -----------      -----------

                                       6

                           WORLDCAST INTERACTIVE, INC.

                                                               Nine Months Ended
                                                         --------------------------
                                                                 September 30,
                                                              2000          1999
                                                          (Unaudited)    (Unaudited)
                                                         -------------   ----------
Cash Flows from Financing Activities:
   Repayment of notes payable                               $   (3,333)  $  (61,501)
   (Increase)/decrease in receivable-officers                  (92,095)  (1,808,560)
   Proceeds from sale of common stock                               --    2,296,060
   Proceeds from notes payable                                 130,000           --
   Proceeds from short term loans                              261,979      260,822
   Proceeds from stockholder loan                               29,000           --
   Proceeds from Bridge Financing                                   --      588,000
                                                            ----------   ----------

Net Cash Provided by Financing Activities                      325,551    1,291,924
                                                            ----------   ----------

Increase (decrease)in Cash and Cash Equivalents                240,956      (26,246)

Cash and Cash Equivalents - Beginning of Period                  1,017       25,574
                                                            ----------   ----------

Cash and Cash Equivalents - End of Period                   $  241,973   $     (672)
                                                            ==========   ==========

Supplemental Disclosure of Non-Cash Financing Activities:

   Issuance of common stock in connection with the
   settlement of debt, accounts payable, accrued
   expenses, accrued payroll, services, and interest
   expense.                                                 $4,305,356
                                                            ----------

   Goodwill acquired in exchange for Series B Preferred
   Stock and SAR's issued in connection with the
   Acquisition of Cable Tech, Inc.                          $4,894,734
                                                            ----------

                                       7

                           WORLDCAST INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

On November 9, 1999, FutureTrak International, Inc. changed its name to WorldCast Interactive, Inc.. WorldCast Interactive, Inc. and Subsidiaries (the "Company") is in the business of providing information and communication services and infrastructure to its customers using a variety of technologies. The Company's previous market focus was on providing mobile satellite antennas to the yachting industry allowing the yachts to receive satellite transmissions while at sea. Beginning in fiscal 1999, the Company changed its focus to providing wiring infrastructure, initially to multi-housing communities, which enables the tenants to obtain Direct TV and high-speed internet access. As a result of limited operating capital, the Company's operations were severely limited to focusing on it's acquisition of Cable Tech, Inc. and it's wholly owned subsidiary, Lyncs Technologies ,Inc .. As discussed in Note 2, the Company completed the acquisition of Cable Tech on August 17,2000 and thus began to target its business efforts to providing commercial customers' information and communications services and infrastructure.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cable Tech, Inc. All significant intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION

The Company recognizes revenues as goods are shipped and services are delivered.

WORK IN PROCESS

Work in process consists of materials and supplies associated with installations currently in progress. Any residual materials and supplies remaining from each installation are considered to have no value.

DEPRECIATION

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed by using the straight-line method over the estimated useful life of the related assets, which are as follows:

                                                                     Years

                          Computer equipment                          3-5
                          Office equipment                              5
                          Furniture and fixtures                        7

Cable Tech's property and equipment consists primarily of warehouse and office equipment and automobiles. Depreciation is calculated based on estimated useful lives, ranging from 4 to 7 years, using the straight-line and double declining balance methods. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement.

For income tax purposes, accelerated methods of depreciation are generally used. Deferred income taxes are provided for the difference between depreciation expense for tax and financial reporting purposes.

INCOME TAXES

Income taxes are computed using an asset and liability method. Under an asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using currently enacted tax rates and laws. A valuation allowance is provided when deferred tax assets are not expected to be realized.

LOSS PER SHARE

Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. Dilutive EPS has not been presented because common stock equivalents would be anti-dilutive in 2000 and 1999.

INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The annual financial statements of the Company as of December 31, 1999 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the consolidated financial position of WorldCast Interactive, Inc. as of September 30, 2000 and the results of their operations for the nine months and three months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2000.

GOODWILL

In connection with acquisition of Cable Tech described in Note 2, the Company recognized $4,894,734 of goodwill. The Company is amortizing this asset over its estimated useful life of fifteen years, using the straight-line method.

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

1   obtaining of $5,000,000 of funding;

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

In connection with the execution of the Merger agreement, the Company, Perrins Management Corporation ("Consultant") and Robert H. Perrins, Jr. (former sole shareholder of Cable Tech, Inc.), entered into a Consulting and Financial Accommodation Agreements as described in Notes 8 and 9.

The Company valued the total consideration given, which includes the value of the 3,760,000 SAR's described in Note 8, and the value of the 865,067 shares of Series B Convertible Preferred Stock (as if converted to Common Stock) at $2,153,700, and has accounted for the acquisition as a purchase.

The following unaudited proforma summary presents the consolidated results of operations of the Company as if acquisition had occurred at the beginning of the 1999 period.

                                       Nine Months Ended    Nine Months Ended
                                       September 30, 2000    September 30, 1999
                                       ------------------    ------------------
                  Net Sales              $   8,863,917          $  4,636,192
                  Net Loss               $  (1,154,329)         $ (1,994,968)
                  Loss Per Share         $       (0.06)         $      (0.28)


NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment of Cable Tech consists of the following:

                  Office equipment                  $ 127,832
                  Machinery                            38,107
                  Automobiles and trucks               21,255
                  Leasehold improvements               13,489
                                                    ---------
                                                    $ 200,683
                  Less:  accumulated depreciation    (178,835)
                                                    ---------
                                                    $  21,848

NOTE 4: SETTLEMENT OF DEBT

During the nine months ended September 30, 2000, the Company issued 15,602,236 shares of stock in settlement of debt and services amounting to $4,305,356 representing $165,313 of accounts payable, $2,008,959 of notes payable and bridge financing, including $454,008 note payable to a stockholder in connection with the purchase of Cable Tech, $237,000 of due to officers, $1,195,625 of accrued payroll, $448,895 of services, and $249,562 of interest. As described in
Note 11, after September 30, 2000 the Company settled $463,849 of debt in exchange for 2,899,056 shares of common stock.

NOTE 5: LINE OF CREDIT

The Company has renewed the $700,000 line of credit facility with a financial institution that bears interest at prime plus 1.5%. The line is collateralized by the Company's accounts receivable and property and equipment, and is guaranteed by a stockholder. As of September 30, 2000, the Company had $-0-available for additional borrowing.

NOTE 6: NOTES PAYABLE

Notes payable consists of the following:

Note payable to a shareholder, payable on demand
bearing interest at 8%. Interest is payable with the
repayment of the principal. As of the date of the
filing the shareholder has not requested repayment
of the loan.                                                           $ 30,000


Note payable to a financial institution, with principal
due in monthly installments of $3,333, plus interest
bearing at prime plus 0.75%. The note matures in
November 2003.                                                         $127,000

Note payable to a former stockholder of Cable Tech, Inc.,
due in monthly installments of $5,232, including
interest bearing at 8% per annum, through January 2011.                 435,000
                                                                       --------

                                                                        592,000
Less current portion                                                    (98,000)
                                                                       --------

Long-term debt                                                         $494,000
                                                                       ========

The note payable to a financial institution is guaranteed by a stockholder. See also Note 9.

The note payable to a former stockholder of Cable Tech was issued in February 1996 in connection with the Company repurchasing and retiring the former stockholder's shares of Cable Tech common stock.

NOTE 7 - DEFERRED COMPENSATION AGREEMENT

The Company has a deferred compensation agreement with a former stockholder of Cable Tech, Inc. Contractual payments under this obligation, subject to the terms of the agreement, are due as follows:

                     Year ending December 31,

                     2001                                     $  240,000
                     2002                                        240,000
                     2003                                        240,000
                     2004                                        240,000
                     2005                                        238,000
                 Thereafter                                      261,000
                                                              ----------
                                                              $1,459,000

At September 30, 2000, the present value of the remaining contractual payments was $1,027,000, which has been computed using a discount rate of 10%.

The Company is currently negotiating with the former stockholder of Cable Tech to restructure the terms of the deferred compensation agreement.

NOTE 8 - CONSULTING AGREEMENTS

WorldCast engaged the professional services of George Bassett and his firm, Basscor as an independent financial consultant to help facilitate capital formation. The terms of this consulting agreement are two six month periods commencing May 15, 2000 with a $10,000 monthly fee convertible into common shares of the Company at a 25% discount to the ten previous days ask-bid average.

WorldCast rescinded the Equity Investment Line Agreement with EuroFund Derivatives Limited of Edinburgh, UK on June 19, 2000 when funding did not appear to be available per the terms and conditions of the agreement.

On July 1, 2000 in connection with the acquisition of Cable Tech, as described in Note 2, the Company entered into a consulting agreement, as amended, with Robert Perrins, former CEO and director of Cable Tech. The Agreement is effective for a period of 2 years and provides for monthly payments of $20,833. Under this Agreement, the Consultant shall provide consulting services as described in the Agreement to WorldCast for a period of two years commencing July 1, 2000. In consideration of the services to be provided and for entering into the Merger Agreement with the Company, Mr. Perrins shall be granted and issued a total of 7,760,000 units of the Company's share appreciation rights ("SAR") convertible after June 30, 2001 into 7,760,000 shares of the Company's common stock at a conversion ratio of 1:1 or, at the sole election of Mr. Perrins, each SAR unit may be converted into cash at the rate of $.40 per SAR unit. Of the total 7,760,000 SAR's, 3,760,000 are directly related to the acquisition of Cable Tech's common stock and have been accounted for in the purchase at the present value of the cash redemption rate of the SAR's, or $,1,353,600. The additional 4,000,000 SAR's are related to consulting services to be provided by Mr. Perrins over the first year of the Agreement. However, 3,000,000 of these SAR'S are subject to a claw-back provision as set forth in the Consulting Agreement. The claw-back provision provides that in the event that the share price of the Company's common stock is $2.00 per share or more for a fifteen day consecutive period within the quarter ending July 1, 2001, then the SAR's subject to the Claw Back will be canceled. The SAR's subject to the claw-back provisions are considered contingent consideration and the value of any of these which remain outstanding after June 30, 2001 will be recorded as a consulting expense. The Company has valued the 1,000,000 SAR's which are not subject to the claw-back provision at their present value of .36 per SAR unit, or $360,000, which is being amortized over one year as specified in the Agreement. The 1,000,000 SAR's are not considered part of the purchase price for the acquisition of Cable Tech.

On July 1, 2000, the Company entered into a consulting agreement with Ryan Capital Management, Inc. for the purpose of investor relations and strategic growth planning. The terms of this consulting agreement are two six month periods commencing July 1, 2000 with a $10,000 monthly fee convertible into common shares of the Company at a 25% discount to the ten previous days ask-bid average. A "success fee" based on capital or financing arranged by the consultants is to be computed as 6% on the first $4 million, 5% of the next $1 million and 4% on all remaining funds committed, and is payable within 5 business days. At the sole discretion of the consultant, this fee may be converted to equity. In addition to the "success fee," the consultant is entitled to warrants for 50,000 shares of common stock with piggyback registration rights of the Company for each $1 million of capital or financing arranged which the Company accepts. These warrants shall be priced at $.50 per share for a period of 36 months commencing upon the execution of an agreement.

NOTE 9 - FINANCIAL ACCOMODATION AGREEMENT

The Company has also agreed to pay an additional monthly fee of $20,833 in order for Robert Perrins to maintain his personal guaranty under the loan agreement between Cable Tech, Inc. and a financial institution. Upon repayment of the loan, the Company will no longer pay this additional fee. On August 17, 2000 the Company, Perrins Management Corporation, and Robert H. Perrins, Jr., entered into a financial accommodation agreement pursuant to which the Company will issue Mr. Perrins 1,187,104 shares of the Company's common stock, in lieu of and in full satisfaction of a repayment of a loan payable by Cable Tech, Inc to Mr. Perrins in the amount of $454,008. The note payable to a stockholder was issued in December 1999 in order to provide the Company with working capital and to pay off other debt obligations of the Company. The note has been converted into equity in connection with the acquisition of Cable Tech as described in Note 2.

NOTE 10 - LITIGATION

During the nine months ended September 30, 2000 the Company continued to manage the Space Scanner warranty claims as it further negotiated with the manufacturer, galaxis GmbH of Germany. The Company had agreed per a non-binding memorandum of understanding, to provide assistance on accounting reconciliation to galaxis in managing the Space Scanner warranty claims prior to executing a binding settlement.

Galaxis GmbH, the manufacturer of the Space Scanner proposed a settlement offer with the owners of defective space scanners. The galaxis GmbH settlement offer proposes three options;(i) to refund to the owner $1,000 per space scanner;(ii) upgrade the owner to an advance in motion system; or (iii) upgrade the owner to a more advanced in motion system. All three options requires the owners of space scanners to execute a complete release of any further claims and to return the space scanner to a designated warehouse. Galaxis GmbH in preparing to receive backspace scanners as a result of this settlement proposal has executed an agreement with a public storage facility to manage the receipt of the space scanners and to store them. Galaxis GmbH escrowed with the Company's California legal counsel sufficient funds to pay the single largest warranty claim.

The Company has been informed of a lawsuit filed by Lockheed Martin. The charges alleged in the lawsuit are believed to be without merit and will be vigorously defended.

NOTE 11 - SUBSEQUENT EVENT

On October 27, 2000, the Company issued 2,899,056 shares of common stock in settlement of debt and services amounting to $463,849, representing $319,353 of accrued payroll and $144,496 of other services.

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

During the nine months ended September 30, 2000 the Company continued to manage and settle some of the space scanner warranty claims. Under a nonbinding agreement between the Company and the space scanner manufacturer, Galaxis GmbH of Germany, claimants are being offered approximately $1,100 in cash or $1,100 towards the purchase of a replacement space scanner. The parties agreed that Galaxis would be responsible for approximately 75% of the warranty cost and the Company would absorb the remaining 25%. In addition, Galaxis also recognized that due to billing and inventory quantity errors that it owes the Company approximately $300,000. Galaxis is currently funding all warranty claim payments and is reducing the amount due the Company for its share of each warranty claim when settled. Because the above transactions are occurring under a non binding agreement the Company has only reduced the warranty claim liability for the amount of settled claims and has not recognized any amounts due from Galaxis. The Company anticipates that all warranty claims will be satisfied during the first quarter of 2001 at which time it will enter into a final binding agreement with Galaxis.

CHANGES IN OPERATING ACTIVITIES

As discussed in Note 2 to the financial statements, on August 17, 2000, the Company completed the acquisition of Cable Tech, Inc. and its wholly owned subsidiary, Lyncs Technologies, Inc .. Cable Tech is a LUCENT Business Partner and provides telephony and data networking infrastructure to customers in San Jose, California and the surrounding 50 miles, better known as Silicon Valley. The operations of Cable Tech and its wholly owned subsidiary are included in the Company's consolidated financial statements from the date of acquisition.

During the current fiscal year until the acquisition of Cable Tech the Company's activities were limited to continuing to manage the space scanner warranty claims and completing the acquisition of Cable Tech. Consequently, during the nine and three months ended September 30, 2000 the Company's revenues and cost of sales result solely from the activities of Cable Tech. The selling, general and administrative expenses during the same period reflect Cable Tech's expenses from the date of acquisition and the WorldCast's for each of the periods presented. During the nine months ended September 30, 1999 the Company derived substantially all of its income from the sales, installation and service of the Galaxis space scanner. It also attempted to expand its revenue through the sales, installation, and service using certain equipment and content such as

Direct TV, real time stock quotes, and real time weather information provided by Digital Transmission Network to residential apartments, gated properties, condominiums and newly developed housing projects all included in the Multi Housing Unit (MHU) market. During the third quarter of 1999, due to significant customer complaints, the Company stopped accepting space scanner orders, and focused its efforts on resolving customer complaints and replacing defective products. In addition, because of the bankruptcy filing of a significant MHU industry player SkyView, Inc., investor interest diminished and the Company was unable to raise the capital needed to fund the Company's efforts in the MHU market. As a result of the changes in the operations previously described, the following year to year comparisons reflect the different activities of the Company during the periods presented.

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999

SALES

Gross revenues increased from $152,000 and $51,000 for the nine and three months ended September 30, 1999, respectively, to $1,680,000 for both the nine and three months ended September 30, 2000. On August 17, 2000 the Company completed the acquisition of Cable Tech, Inc. and included its sales in the Company's consolidated financial statements from the date of acquisition. Cable Tech's sales are derived from the design, sale and installation of data and telecommunication cable and equipment. As discussed above, prior to the acquisition of Cable Tech the Company did not generate any other revenues during the current fiscal year. During the nine and three month periods ended September 30, 1999 the Company's sales were derived from the sales, installation and service of the Galaxis space scanner. As discussed above the Company ceased selling the space scanners in the third quarter of 1999 due to customer complaints regarding performance problems.

COST OF GOODS SOLD

Cost of goods sold increased from $256,000 and $74,000 for the nine and three months ended September 30, 1999, respectively, to $1,402,000 for both the nine and three months ended September 30, 2000. During the 2000 periods the cost of goods sold includes the labor and material costs associated with the contractual revenue recognized since the date of acquisition of Cable Tech. During the 1999 periods cost of goods sold exceeded revenues because the Company incurred costs of replacing malfunctioning space scanners sold in prior years as well as inventory write-down costs.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the nine and three month periods ended September 30, 2000 decreased by $33,000 and increased by $9,000, respectively, from $1,447,000 and $741,000, respectively, for the nine and three months ended September 30, 1999, a decrease of 2% and an increase of 1%, respectively, for each period. For all of 2000, until the Company acquired Cable Tech, it only employed its executive staff. The executive compensation, which amounted to $313,000 and $125,000 during the nine and three months ended September 30, 2000, was paid for through the issuance of 3,166,067 shares of the Company's common stock, 1,735,067 of which were issued subsequent to September 30, 2000 (see Note 12). Cable Tech's portion of the selling, general and administrative salaries amounted to $369,000 during the nine month and three month periods presented, or 22% of revenues. During the 1999 periods, the selling, general and administrative expenses were incurred in connection with the space scanner and MHU businesses. During the third quarter of 1999, because of the problems noted above, substantial reductions in workforce commenced and expenses were reduced.

INTEREST EXPENSE

Interest expense increased by $285,000 to $307,000 in the nine months ending September 30, 2000 from $21,990 in September 30, 1999. Interest expense increased by $53071 to $72,241 in the three months ending September 30, 2000 from $18,170 in September 30, 1999 These increases are due primarily to the increase in the average outstanding balance of debt during the related periods and the $20,833 monthly "Guarantee Fee" described in Note 9 to the Financial Statements which occurred as a result of the acquisition of Cable Tech on August 17,2000.

LIQUIDITY AND CAPITAL RESOURCES

Until the acquisition of Cable Tech on August 17, 2000 and due to the severe capital restraints during 2000 the Company only employed three executive personnel. On July 18, 2000 the chief executive officer Ahmad Moradi resigned and the executive team was reduced to two. Mr. Robert Kelner has replaced Mr. Moradi as interim chief executive officer.

The Company has experienced severe negative cash flows and has met its cash requirements by issuing its securities during the period prior to the acquisition of Cable Tech. Additional funds were generated by borrowings of approximately $420,000. The capital was obtained from private investors ($261,000), a financial institution ($130,000), and a stockholder ($29,000). On March 15, 2000, a portion of these liabilities were converted at $.1875 per share of the Company's common stock in reliance of the exemption from registration provided by Section 4(2) of the Securities Act. The conversion equated to 661,333 shares of common stock for a $154,000 loan and 154,667 shares of common stock for the $29,000.

Through September 30, 2000 the Company completed several agreements with debt holders, executive management, former employees and a former stockholder of Cable Tech that converted liabilities totaling $4,305,000 into 15,602,236 shares of the Company's stock at an average price of $.28 per share. In addition, exclusive of certain capitalized expenses, the acquisition of Cable Tech as described in Note 2 and 9 of the Financial Statements was accomplished through the issuance of Stock Appreciation Rights and Series B Preferred Stock. These transactions were made in reliance of the exemption from registration provided by Section 4(2) of the Securities Act.

William Tessaro, the Company's Chief Technical Officer loaned the Company an aggregate of $171,204 in 1998. Mr. Tessaro has converted the outstanding amount of the loan including interest ($208,000) into 1,264,000 shares of the Company's common stock. This conversion was made in reliance of the exemption provided by
Section 4(2) of the Securities Act.

While the Company believes that its operating entity (Cable Tech) has sufficient cash flow to meet its near term operating requirements, there is insufficient cash flow to support its parent's operating expenses, to pay the amounts due to the former shareholder of Cable Tech with respect to the Consulting Agreement (Note 8) and Financial Accommodation Agreement (Note 9), to pay the current portion of its Long Term Debt (Note 6) and to pay amounts due under the Deferred Compensation Agreement (Note 7). The Company is renegotiating the terms of these agreements and to date no agreements have been reached. In order for the Company to have sufficient cash flow for the next twelve months, in addition to renegotiating certain debt, the Company also seeks to raise additional capital through the sale of securities. There can be no assurance that the Company will successfully renegotiate the aforementioned debt or raise additional capital.

The Company as of September 30, 2000 has negative working capital of $2,293,000. This has increased from negative working capital of $1,446,000 as of June 30, 2000, and is a direct result of the acquisition of Cable Tech, Inc.

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

ITEM 5:  Other Information
         None

ITEM 6   -  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

         27     Financial Data Schedule

(b)      Reports on Form 8-K
         The Company filed a report of form 8K on September 6,2000 in connection with its acquisition of Cable Tech, Inc.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the Registrant as of December 15,2000.



                                        WORDLCAST INTERACTIVE, INC.


                                        By: /s/  Robert S. Kelner
                                            -------------------------------
                                            Robert S. Kelner,
                                            President, Chief Operating Officer,
                                            Interim Chief Financial Officer
                                            (authorized Officer and
                                            Chief Accounting Officer)